Form 10QSB
period 1995-07-01
AM COMMUNICATIONS INC
filed 1995-08-18
CIK 318580

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QS



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 1, 1995
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION  PERIOD FROM               TO
                                       ---------------  ---------------

Commission File Number:  0-9856


                           AM COMMUNICATIONS, INC.
                           -----------------------
      (Exact name of small business issuer as specified in its charter)


         Delaware                                          23-1922958
-----------------------------------          ----------------------------------
(State  or  other  jurisdiction  of          IR.'S. Employer Identification No.
 incorporation  or  organization)


1900 AM Drive, P. Box 9004, Quakertown, PA                      18951-9004
------------------------------------------                      ----------
 (Address of principal executive offices)                        Zip Code


                                (215) 536-1354
                                --------------
                         (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----  ----
On August 2, 1995, there were 30,412,961 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                           AM COMMUNICATIONS, INC.
                                  FORM 10-QS
                      FOR THE QUARTER ENDED JULY 1, 1995

                                    INDEX


PART I.    FINANCIAL INFORMATION                                       PAGE NO.
--------------------------------                                       --------

Item 1.    Financial Statements

           Balance Sheets - July 1 (Unaudited) and April 1, 1995         3

           Statements of Operations - Quarters Ended July 1, 1995        4
           and July 2, 1994 (Unaudited)

           Statements of Cash Flows - Quarters Ended July 1, 1995        5
           and July 2, 1994 (Unaudited)

           Notes to Financial Statements                                 6, 7

Item 2.    Management's Discussion and Analysis of Operations            8 - 10



PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K                              10

Item 1.    Financial Statements
-------------------------------

                           AM COMMUNICATIONS, INC.
                                BALANCE SHEETS


                                                                          July 1,            April 1,
                                                                           1995                1995
                                                                      ------------        -----------
ASSETS                                                                 (Unaudited)
Current Assets:
   Cash                                                               $  1,461,000        $   454,000
   Accounts Receivable, Less Allowance for Doubtful
      Accounts of $2,000 at July 1 and April 1, 1995                       693,000            811,000
   Inventory                                                             2,587,000          1,360,000
   Prepaid Insurance and Other                                              37,000             42,000
   Deferred Tax Asset                                                      341,000            229,000
                                                                      ------------        -----------
           Total Current Assets                                          5,119,000          2,896,000

   Equipment and Fixtures, Net                                             342,000            194,000
   Intangibles, Net of Accumulated Amortization of
      $470,000 at July 1 and $469,000 at April 1, 1995                      56,000             57,000
   Deferred Software Development Costs, Net of
      Accumulated Amortization of $353,000 at
      July 1 and $315,000 at April 1, 1995                                 271,000            308,000
   Deferred Tax Asset, Net                                                 707,000            707,000
   Other                                                                    20,000             19,000
                                                                      ------------        -----------
                                                                      $  6,515,000        $ 4,181,000
                                                                      ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                   $    884,000        $   600,000
   Advances                                                                 17,000            368,000
   Accrued and Other Expenses                                              319,000            395,000
                                                                      ------------        -----------
      Total Current Liabilities                                          1,220,000          1,363,000
                                                                      ------------        -----------

Commitments and Contingencies

Stockholders' Equity:
   Senior Convertible Redeemable Preferred Stock.
   $100 Par Value, Authorized; Issued and
   Outstanding 25,825 Shares at July 1 and April 1,
   1995                                                                  2,583,000          2,583,000
Common Stock, $.10 Par Value, Authorized
   40,000,000 Shares; Issued and Outstanding
   30,412,961 Shares at July 1 and 24,564,391
   Shares at  April 1, 1995                                              3,041,000          2,456,000
Capital in Excess of Par                                                30,730,000         28,682,000
Accumulated Deficit                                                    (31,059,000)       (30,903,000)
                                                                      ------------        -----------
   Stockholders' Equity                                                  5,295,000          2,818,000
                                                                      ------------        -----------
                                                                      $  6,515,000        $ 4,181,000
                                                                      ============        ===========

                      See Notes to Financial Statements

                           AM COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                               Quarters Ended
                                                                          July 1,           July 2,
                                                                           1995              1994
                                                                          ------            -------
Revenues:
   Product Sales                                                       $ 1,290,000      $    785,000

Costs and Expenses:
   Cost of Sales                                                           550,000            327,000
   Selling, General and Administration                                     448,000            253,000
   Research and Development                                                580,000            154,000
                                                                       ------------     --------------

Operating (Loss) Income                                                   (288,000)            51,000
Other Income (Expense)                                                      20,000                ---
                                                                       ------------     --------------

Income (Loss) Before Income Taxes                                         (268,000)            51,000
Income Tax Provision (Benefit)                                            (112,000)             6,000
                                                                       ------------     --------------

Net Income (Loss)                                                         (156,000)            45,000
                                                                       ============     ==============

Accumulated Deficit
   Beginning of Quarter                                                (30,903,000)       (31,670,000)
                                                                       ------------     --------------
   End of Quarter                                                      $31,059,000)     $ (31,625,000)
                                                                       ============     ==============

Earnings Per Weighted Average Common
   and Common Equivalent Share                                         $       Nil      $         Nil
                                                                       ===========      ==============

Weighted Average Common and Common
   Equivalent Shares Outstanding Used in
   Computing Earnings Per Share                                         33,791,000         28,823,000
                                                                       ===========      ==============



                      See Notes to Financial Statements

                           AM COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                 Quarters Ended
                                                              July 1,        July 2,
                                                               1995           1994
                                                             ---------      ---------
Cash Flows from Operating Activities:
    Net Income (Loss)                                      $   (156,000)   $     45,000
    Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided By (Used in) Operating Activities:
         Depreciation and Amortization                           69,000          45,000
         Changes in Assets and Liabilities Which
         Provided (Used) Cash:
         Accounts Receivable                                    118,000         394,000
         Inventory                                           (1,227,000)       (231,000)
         Prepaid Insurance and Other                              5,000           8,000
         Deferred Income Tax                                   (112,000)             --
         Accounts Payable                                       282,000         (73,000)
         Accrued and Other Expenses                            (427,000)         15,000
                                                           ------------    ------------
Net Cash Provided by (Used In) Operating Activities          (1,448,000)        203,000
                                                           ------------    ------------

Cash Flows from Investing Activities:
    Exercise of Warrants and Stock Options                    2,632,000              --
    Purchase of Equipment and Intangible Assets                (177,000)             --
    Deferred Software Development Costs                              --         (52,000)
                                                           ------------    ------------
Net Cash Provided By (Used In) Investing Activities           2,455,000         (52,000)
                                                           ------------    ------------

Net Increase in Cash                                          1,007,000         151,000
Cash:
    Beginning                                                   454,000         190,000
                                                           ------------    ------------
    Ending                                                 $  1,461,000    $    341,000
                                                           ============    ============




                      See Notes to Financial Statements

                           AM COMMUNICATIONS, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
           As of July 1, 1995 and for The Three Month Periods Ended
                        July 2, 1994 and July 1, 1995


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of July 1, 1995 and the related Statements of Operations and Statements of Cash Flows for the quarters ended July 1, 1995 and July 2, 1994 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods

                                                               July 1,           April 1,
                                                               1995                1995
                                                             ---------          ----------
                                                            (Unaudited)
2.   Inventory Comprises:
       Raw Material                                          $2,309,000         $1,572,000
       Work-in-Process                                        1,075,000            610,000
       Finished Goods                                           194,000            169,000
                                                             ----------         ----------
       Sub-total                                              3,578,000          2,351,000
       Less Reserves for Obsolescence                          (991,000)          (991,000)
                                                             ----------         ----------
       Net Inventory                                         $2,587,000         $1,360,000
                                                             ==========         ==========

3.   Accrued Expenses Comprise:
       Accrued Compensation                                  $  168,000         $  192,000
       Commissions                                                6,000              3,000
       Accrued Professional Fees                                  6,000             31,000
       Warranty Reserve                                          20,000             20,000
       Other                                                    119,000            149,000
                                                             ----------         ----------
                                                             $  319,000         $  395,000
                                                             ==========         ==========

4.   Income Taxes:

    Effective April 4, 1993, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

    The provision for taxes on income consisted of:

                                                                   July 2,       July 1,
                                                                    1994          1995
                                                                   -------      ---------
                Current Income Taxes                              $  6,000      $      --
                Deferred Income Taxes                               17,000       (112,000)
                Change in Valuation Allowance                      (17,000)            --
                                                                  --------      ---------
                Net                                               $  6,000      $(112,000)
                                                                  ========      =========

    A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

     Federal Income Tax Provision at Statutory Rate               $ 17,000      $ (91,000)
     State Income Taxes, Net of Federal Benefit                      6,000        (21,000)
     Utilization of Net Operating Loss Carryforwards               (17,000)            --
                                                                  --------      ---------
     Income Tax Provision                                         $  6,000      $(112,000)
                                                                  ========      =========

     The components of the net deferred tax asset were as follows:

     Deferred Tax Items:
         Inventory and Other                                   $    14,000      $   443,000
         Net Operating Loss Carryforwards                        5,886,000        5,700,000
         Tax Credit Carryforwards                                  521,000          521,000
         Valuation Allowance                                    (6,421,000)      (5,616,000)
                                                               -----------      -----------
         Net Deferred Tax Assets                               $       --       $ 1,048,000
                                                               ===========      ===========

    During fiscal 1995, the Company recorded a deferred tax asset in accordance with FAS No. 109 to recognize a portion of the future income tax benefits available.

    The Company has total net operating loss carryforwards available to offset future taxable income of $24.6 million expiring at various times from 1999 to 2008. Due to certain statutory limitations under Internal Revenue Code
    Section 382, only $17.8 million of such carryforwards are available at July 1, 1995. The remaining carryforwards of $6.8 million will become available ratably over the carryforward period.

Item 2. Management's Discussion and Analysis of Operations

Results of Operations

Revenues
     For the first quarter ended July 1, 1995 revenues were $1.3 million, an increase of 64% over the first quarter of fiscal 1995. The increase in revenues is due to increased demand for the Company's status and performance monitoring products and the Company's success in expanding its strategic OEM relationships.

     Backlog at July 3, 1995 totaled $4.7 million compared to $2.3 million at July 4, 1994. The current backlog reflects a substantial amount of orders from one major OEM customer.

Cost of Sales
     Cost of sales represented 42.6% of revenues for the first quarter of fiscal 1996 compared to 41.7% in the comparable prior year quarter. Cost of sales is dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

     During the first quarter of fiscal 1996, the Company expanded its manufacturing operations in response to increased business levels including hiring of additional staff and use of third party board assembly contractors. Development costs charged to cost of sales were $19,200 and $31,200 for the first quarter of fiscal 1996 and 1995, respectively. Development revenues totaled $85,000 and $123,000 for the same periods.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $448,000 for the first quarter of fiscal 1996, up 77% from the $253,000 in the comparable prior year period. Expenses increased due to increased marketing and sales efforts including hiring of additional staff and expanded promotional efforts. Administrative costs increased in response to increased business levels, including staff additions and the establishment of a quality department.

Research and Development
     Research and development expense was $580,000 for the first quarter of fiscal 1995, an increase of 277% from the $154,000 for the first quarter of fiscal 1995. The increase is due to substantial software and hardware development costs incurred in the first quarter of fiscal 1996 including staff additions and third party contractor costs. The Company has expanded its software efforts to complete its OmniVu product, the next generation monitoring software for use in principally all monitor products marketed by the Company.

     Previously, software costs incurred by the Company were capitalized under the requirements of FAS #2. The Company has reviewed its current status of software development including its OmniVu project and other internal software efforts and has determined that such current projects do not meet the criteria for capitalization. Accordingly, the software development costs incurred during the first quarter of fiscal 1996 totaling $262,000 were charged to research and development expense compared to approximately $60,000 incurred and capitalized in the first quarter of fiscal 1995. The Company expects that significant software development efforts will continue through the remainder of fiscal 1996.

Income Taxes
     During fiscal 1995, the Company recorded a portion of its future available income tax benefits as a deferred tax asset. The Company recorded additional income tax benefits in the first quarter of fiscal 1996 based on an estimated 42% effective tax rate for fiscal 1996.

Industry Factors
     The cable and broadband communications industry is undergoing significant change as cable television (CATV) operators begin to respond to the competitive threat of telephone companies (telcos) entering the cable video services market. This has resulted in CATV operators planning to expand and upgrade their distribution infrastructures and telcos planning to construct new distribution systems capable of providing telephone and video services. There continues to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries including governmental regulations, competing distribution technologies, significant capital costs and others.

     Demand for the Company's system status and performance monitoring products has increased as monitoring of newer advanced distribution systems has become an important factor in increasing the reliability of the services provided by the service provider. The Company believes it is positioned favorably to take advantage of opportunities in the evolving "information superhighway", however, any increased demand for the Company's products related to this changing environment is currently unknown.

     In addition, the Company's operations are subject to the timing and success of new product introductions and the scheduling of orders by customers. Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance and such factors could impact the trading price of the Company's common stock.

Financial Condition and Liquidity
     Cash used in operating activities totaled $1,448,000 during the first quarter of fiscal 1996 compared to cash generated from operations of $203,000 in the comparable prior year period. The primary use of cash was to fund a $1.2 million increase in inventory. Inventory increased during the first quarter of fiscal 1996 in response to current order levels and to enable the Company to improve manufacturing lead times by purchasing long lead time items for inventory.

     During April 1995, warrants to purchase a total of 5,848,470 shares of common stock were exercised at $.45 per share with cash proceeds totaling $1,781,009 (of which $351,473 was received in fiscal 1995 and reflected as an advance pending exercise in April 1995) and an interest bearing $850,803 note receivable provided by the majority shareholder due, June 30, 1995. The note receivable was paid on the due date.

     The Company has a $500,000 bank line of credit available for working capital and other cash needs. The line contains restrictions and covenants and is limited to a borrowing base formula based on accounts receivable and available cash.

     The Company believes that its existing sources of liquidity, including projected cash flows from operations, the significant net operating loss tax carryforward, the line of credit, and cash provided by the recent warrant exercise will be sufficient to support its planned operations through fiscal 1996.


                          PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (b) No reports on Form 8-K have been filed for the period covered by this report.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AM COMMUNICATIONS, INC.
                                          (Registrant)


Date:  August 14, 1995                By:  /s/ Keith D. Schneck
       ---------------                     ---------------------
                                           Keith D. Schneck
                                           President and Chief Financial Officer