Form 10QSB
period 1995-09-30
AM COMMUNICATIONS INC
filed 1995-11-01
CIK 318580

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856
                         ------


                             AM COMMUNICATIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                     23-1922958
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1900 AM Drive, Quakertown, Pennsylvania                18951-9004
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (215) 536-1354
                           ---------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

On October 31, 1995, there were 30,412,961 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Financial Statements

         Balance Sheets -- September 30 (Unaudited) and April 1, 1995      3

         Statements of Operations - Quarters and Six Months Ended
         September 30, 1995 and October 1, 1994 (Unaudited)                4

         Statements of Cash Flows -- Six Months Ended September 30,
         1995 and October 1, 1994 (Unaudited)                              5

         Notes to Financial Statements                                     6,7

Item 2.  Management's Discussion and Analysis of Operation                 8,9



PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 6.  Exhibits and Reports on Form 8-K                                  11

Item 1.  Financial Statements
-----------------------------

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                                                      September 30,         April 1,
                                                                          1995                1995
                                                                       -----------        -----------
ASSETS                                                                 (Unaudited)
Current Assets:
   Cash                                                                $   596,000        $   454,000
   Accounts Receivable                                                   1,233,000            811,000
   Inventory                                                             2,872,000          1,360,000
   Prepaid Insurance and Other                                              26,000             42,000
   Deferred Tax Asset                                                      450,000            229,000
                                                                       -----------        -----------
           Total Current Assets                                          5,177,000          2,896,000

   Equipment and Fixtures, Net                                             484,000            194,000
   Intangibles, Net of Accumulated Amortization of
      $471,000 at September 30 and $469,000 at
      April 1, 1995                                                         55,000             57,000
   Deferred Software Development Costs, Net of
      Accumulated Amortization of $390,000 at
      September 30 and $315,000 at April 1, 1995                           234,000            308,000
   Deferred Tax Asset, Net                                                 707,000            707,000
   Other                                                                    26,000             19,000
                                                                       -----------        -----------
                                                                       $ 6,683,000        $ 4,181,000
                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                    $ 1,152,000        $   600,000
   Advances                                                                 18,000            368,000
   Accrued and Other Expenses                                              368,000            395,000
                                                                       -----------        -----------
      Total Current Liabilities                                          1,538,000          1,363,000
                                                                       -----------        -----------

Commitments and Contingencies

Stockholders' Equity:
   Senior Convertible Redeemable Preferred Stock.
   $100 Par Value, Authorized; Issued and
   Outstanding 25,825 Shares at September 30
    and April 1,1995                                                     2,583,000          2,583,000
Common Stock, $.10 Par Value, Authorized
   40,000,000 Shares; Issued and Outstanding
   30,412,961 Shares at September 30 and
   24,564,391 Shares at  April 1, 1995                                   3,041,000          2,456,000
Capital in Excess of Par                                                30,730,000         28,682,000
Accumulated Deficit                                                    (31,209,000)       (30,903,000)
                                                                       -----------        -----------
   Stockholders' Equity                                                  5,145,000          2,818,000
                                                                       -----------        -----------
                                                                       $ 6,683,000        $ 4,181,000
                                                                       ===========        ===========

                                       3

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                    Six Months Ended
                                             September 30,        October 1,       September 30,     October 1,
                                                  1995               1994               1995            1994
                                             --------------     -------------      -------------     ----------

Revenues:
   Product Sales                             $    2,020,000     $   1,173,000      $   3,310,000     $    1,958,000

Cost and Expenses:
   Cost of Sales                                  1,265,000           541,000          1,815,000            868,000
   Selling, General and Administration              482,000           243,000            930,000            496,000
   Research and Development                         535,000           153,000          1,115,000            307,000
                                             --------------     -------------      -------------     --------------

Operating (Loss) Income                            (262,000)          236,000           (550,000)           287,000
Other (Income) Expense                               (3,000)           (3,000)           (23,000)            (3,000)
                                             --------------     -------------      -------------     --------------

Income (Loss) Before Income Taxes                  (259,000)          239,000           (527,000)           290,000
Income Tax Provision (Benefit)                     (109,000)           29,000           (221,000)            35,000
                                             --------------     -------------      -------------     --------------

Net Income (Loss)                            $     (150,000)   $      210,000      $    (306,000)    $      255,000
                                             ==============    ==============      =============     ==============

Earnings Per Weighted Average
   Common & Common Equivalent Share                 $   Nil           $  0.01           $  (0.01)           $  0.01
                                                    =======           =======            ========           =======

Weighted Average Common and Common
   Equivalent Shares Outstanding Used in
   Computing Earnings Per Share                  36,408,000        28,823,000         35,036,000         28,823,000
                                                 ==========        ==========         ==========         ==========




                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                              Six Months Ended
                                                                    ---------------------------------
                                                                      September 30,      October 1,
                                                                           1995             1994

                                                                    ---------------     -------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                $     (306,000)     $     255,000
   Adjustments to Reconcile Net Income (Loss)  to
   Net Cash Provided By (Used in) Operating Activities:
     Depreciation and Amortization                                         155,000             93,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                                (422,000)            82,000
       Inventory                                                        (1,512,000)          (411,000)
       Prepaid Insurance and Other                                           9,000              9,000
       Deferred Income Tax                                                (221,000)               --
       Accounts Payable                                                    552,000             95,000
       Accrued and Other Expenses                                         (377,000)           (65,000)
                                                                    --------------      -------------
Net Cash Provided By (Used In) Operating
Activities                                                              (2,122,000)            58,000
                                                                    --------------      -------------

Cash Flows From Investing Activities:
   Exercise of Warrants and Stock Options                                2,633,000              --
   Purchase of Equipment and Intangible Assets                            (369,000)           (16,000)
   Deferred Software Development Costs                                      --                (95,000)
                                                                    --------------      -------------
Net Cash Provided by (Used In) Investing Activities                      2,264,000           (111,000)
                                                                    --------------      -------------

Net Increase (Decrease) In Cash                                            142,000            (53,000)
Cash:
   Beginning                                                               454,000            190,000
                                                                    --------------      -------------

   Ending                                                           $      596,000      $     137,000
                                                                    ==============      =============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
           As of September 30, 1995 and for The 26 Week Periods Ended
                     October 1, 1994 and September 30, 1995


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of September 30, 1995 and the related Statements of Operations and Statements of Cash Flows for the quarters and six months ended September 30, 1995 and October 1, 1994 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.


                                              September 30,          April 1,
                                                  1995                 1995
                                             --------------          ---------
                                               (Unaudited)
2.   Inventory Comprises:

       Raw Material                         $   2,512,000         $   1,572,000
       Work in Process                          1,015,000               610,000
       Finished Goods                             336,000               169,000
                                            -------------         -------------
           Sub-total                            3,863,000             2,351,000
       Less Reserves                             (991,000)             (991,000)
                                            -------------         -------------
           Net Inventory                    $   2,872,000         $   1,360,000
                                            =============         =============

3.   Accrued Expenses Comprise:

       Accrued Compensation                 $     206,000         $     192,000
       Commissions                                ---                     3,000
       Accrued Professional Fees                   17,000                31,000
       Warranty Reserve                            25,000                20,000
       Other                                      120,000               149,000
                                            -------------         -------------
                                            $     368,000         $     395,000
                                            =============         =============

4.   Income Taxes:

     Effective April 4, 1993, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

     The provision for taxes on income consisted of:

                                              September 30,        October 1,
                                                  1995               1994
                                              ------------       ------------

           Current Income Taxes               $      ---         $     29,000
           Deferred Income Taxes                  (109,000)            71,000
           Change in Valuation Allowance             ---              (71,000)
                                              ------------       ------------
           Net                                $   (109,000)      $     29,000
                                              ============       ============

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

     Federal Income Tax Provision at
        Statutory Rate                        $    (88,000)      $      71,000
     State Income Taxes                            (21,000)             29,000
     Utilization of Net Operating
        Loss Carryforwards                           ---               (71,000)
                                             -------------       -------------
     Provision for Income Taxes               $   (109,000)      $      29,000
                                             =============       =============

     The components of the net deferred tax asset were as follows:

     Deferred Tax Items:
       Inventory                              $       443,000    $       14,000
       Net Operating Loss Carryforwards             5,809,000         5,886,000
       Tax Credit Carryforwards                       521,000           521,000
       Valuation Allowance for NOL's &
         Tax Credits                               (5,616,000)       (6,421,000)
                                              ---------------    --------------
       Net Deferred Tax Assets                $     1,157,000    $       ---
                                              ===============    ==============

     During fiscal 1995, the Company recorded a deferred tax asset in accordance with FAS No. 109 to recognize a portion of the future income tax benefits available.

     The Company has total net operating loss carryforwards available to offset future taxable income of $24.7 million expiring at various times from 1999 to 2008. Due to certain statutory limitations under Internal Revenue Code Section 382, only $17.9 million of such carryforwards are available at September 30, 1995. The remaining carryforwards of $6.8 million will become available ratably over the carryforward period.

Item 2.   Management's Discussion and Analysis of Operation
-----------------------------------------------------------

Results of Operations

     Revenues increased 72.2% to $2,020,000 in the second quarter of fiscal 1996 from $1,173,000 in the second quarter of fiscal 1995. For the first six months of fiscal 1996 revenues increased 69.1% to $3,310,000 from $1,958,000 for the same period in fiscal 1995. These increases resulted primarily from shipments to AT&T, a major new OEM customer which comprised 54% of revenues for the second quarter and 41% for the six months ended September 30, 1995, respectively.

     Backlog at September 30, 1995 totaled $5.1 million compared to $3.5 million at October 1, 1994. The current backlog reflects a substantial amount of orders from one major OEM customer.

Cost of Sales
     Cost of sales represented 62.6% of revenues for the second quarter of fiscal 1996 compared to 46.1% in the comparable prior year quarter. Cost of sales represented 54.8% of revenues for the first six months of fiscal 1996 compared to 44.3% in the same period in fiscal 1995.

     The increases in cost of sales as a percentage of revenues is due to high manufacturing costs associated with the new OEM business. The Company has taken action to reduce manufacturing costs and improve profitability on future revenues from this customer. These have included design modifications to reduce costs and improve manufacturing yields and negotiating a price increase with the customer, which the Company received preliminary agreement effective in October 1995. These actions are anticipated to improve profitability on this product in future quarters.

     Cost of sales is dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

     Development costs charged to cost of sales were $31,000 and $39,000 for the second quarter of fiscal 1996 and 1995, respectively, and $50,000 and $70,000 for the first six month periods in fiscal 1996 and 1995, respectively. Development funds paid by customers and included in revenues totaled $80,000 and $52,000 for the second quarter periods, and $165,000 and $175,000 for the first six month periods in fiscal 1996 and 1995, respectively.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $482,000 for the second quarter of fiscal 1996, up 98.4% from the $243,000 in the comparable prior year period. S,G&A expenses increased 87.5% in the comparable six month periods. Expenses increased due to increased marketing and sales efforts including hiring of direct sales managers, expanded promotional efforts and expansion of sales activities into the Far East and other international markets. Administrative costs increased in response to increased business levels, including staff additions and the establishment of a quality department.

Research and Development
     Research and development expenses primarily consist of salaries for research and development personnel and associated personnel benefits, tooling and supplies for research and development activities. Research and development expenses increased $382,000 to $535,000 in the quarter ended September 30, 1995 from $153,000 in the second quarter of fiscal 1995. For the six months ended September 30, 1995, research and development expenses were $1,115,000, an increase of $808,000 over $307,000 for the same period in fiscal in 1995. These increases are due to expansion of the development staff including additional hardware and software engineers. The Company has expanded its development efforts in response to customer driven interest in status monitoring products and to support the development of the OmniVU monitoring software, which is expected to be in Beta testing in the third quarter of fiscal 1996. The Company expects that research and development expense will continue to increase but at a substantially slower rate than during the past several quarters.

Operating Loss
     The Company incurred operating losses of $262,000 and $550,000 for the three months and six months ended September 30, 1995. This was due primarily to significantly higher levels of investment in research and development and selling activities. The Company has made a strategic decision to aggressively respond to new customer driven activities as market interest for the Company's products has expanded. Additionally, the second quarter of fiscal 1995 was impacted by a drop in margins on new OEM business as previously described above.

Income Taxes
     During fiscal 1995, the Company recorded a portion of its future available income tax benefits as a deferred tax asset. The Company recorded additional income tax benefits in the second quarter and first six months of fiscal 1996 based on an estimated 42% effective tax rate for fiscal 1996.

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

     Demand for the Company's status monitoring systems has increased as monitoring of newer advanced distribution systems has become an important factor in increasing the reliability of the services provided by the service provider. The Company believes it is positioned favorably to take advantage of opportunities in the evolving "information superhighway", however, any increased demand for the Company's products related to this changing environment is currently unknown.

     In addition, the Company's operations are subject to the timing and success of new product introductions and the scheduling of orders by customers. Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance and such factors could impact the trading price of the Company's common stock.

Financial Condition and Liquidity
     Cash used in operating activities totaled $2,122,000 during the first six months of fiscal 1996 compared to cash generated from operations of $58,000 in the comparable prior year period. The primary use of cash was to fund a $1.5 million increase in inventory in response to increased order levels and to enable the Company to improve manufacturing lead times by purchasing long lead time items for inventory. The Company believes that its inventory position will decline as recently implemented improved inventory management controls take effect. Accounts receivable has increased to $422,000 during the first six months of fiscal 1996 in response to increased sales levels.

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

     The Company's $500,000 bank line of credit available for working capital and other cash needs expired on July 31, 1995 and the Company is currently negotiating to establish a line of credit with another financial institution.

     The Company believes that its existing sources of liquidity, including available cash and projected future cash flows from operations, the net operating loss tax carryforward, and improved inventory management will be sufficient to support its planned operations through fiscal 1996.


                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         (a) Registrant's Annual Meeting of Stockholders was held on October 16, 1995.

         (b)    Directors elected at the Annual Meeting:
                Henry I. Boreen
                Keith D. Schneck
                Herman O. Benninghoff
                Alvin Hoffman
                Hal Krisbergh

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (b) No reports on Form 8-K have been filed for the period covered by this report.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AM COMMUNICATIONS, INC.
                                                       (Registrant)



Date: November 1, 1995                   By: /s/ Keith D. Schneck
      --------------------                   ---------------------------------
                                         Keith D. Schneck
                                         President and Chief Financial Officer