Form 10QSB
period 1995-12-30
AM COMMUNICATIONS INC
filed 1996-02-13
CIK 318580

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 1995
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
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---
On February 10, 1996, there were 30,487,962 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                            AM COMMUNICATIONS, INC.
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 30, 1995

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                  PAGE NO.
--------------------------------                                                  --------

Item 1.    Financial Statements

           Balance Sheets -- December 30 (Unaudited) and April 1, 1995                3

           Statements of Operations -- Three Month Period and Nine Month              4
           Period Ended December 30, 1995 and December 31, 1994,
           (Unaudited)

           Statements of Cash Flows -- Nine Months Ended December 30, 1995
           and December 31, 1994 (Unaudited)                                          5

           Notes to Financial Statements                                           6, 7

Item 2.    Management's Discussion and Analysis of Operation                     8 - 10



PART II.   OTHER INFORMATION
----------------------------

Item 4.    Submission of Matters to a Vote of Security Holders                       11

Item 6.    Exhibits and Reports on Form 8-K                                          11


Item 1.    Financial Statements
                                            AM COMMUNICATIONS, INC.
                                                BALANCE SHEETS

                                                                          December 30,         April 1,
                                                                              1995               1995
                                                                           -----------         --------
ASSETS                                                                     (Unaudited)
Current Assets:
   Cash                                                                 $      245,000      $      454,000
   Accounts Receivable                                                       1,354,000             811,000
   Inventory                                                                 2,343,000           1,360,000
   Prepaid Expenses and Other                                                   54,000              42,000
   Deferred Tax Asset                                                          229,000             229,000
                                                                        --------------      --------------
      Total Current Assets                                                   4,225,000           2,896,000

Equipment and Fixtures, Net                                                    521,000             194,000
Deferred Software Development Costs, Net of
   Accumulated Amortization of $427,000 at
   December 30 and $315,000 at April 1, 1995                                   197,000             308,000
Deferred Tax Asset, Net                                                        707,000             707,000
Other                                                                           76,000              76,000
                                                                        --------------      --------------
Total Assets                                                            $    5,726,000      $    4,181,000
                                                                        --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                         $       32,000      $         ---
   Accounts Payable                                                          1,032,000             600,000
   Advances                                                                     71,000             368,000
   Accrued and Other Expenses                                                  355,000             395,000
                                                                        --------------      --------------
      Total Current Liabilities                                              1,490,000           1,363,000

Capital Lease Obligations - Long Term                                           65,000                ---
                                                                        --------------      --------------
                                                                             1,555,000           1,363,000
                                                                        --------------      --------------
Commitments and Contingencies

Stockholders' Equity:
   Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized; Issued and
   Outstanding 25,825 Shares at December 30
   and April 1, 1995                                                         2,583,000           2,583,000
Common Stock, $.10 Par Value Authorized
   40,000,000 Shares; Issued and Outstanding
   30,412,961 Shares at December 30 and
   24,564,391 Shares at April 1, 1995                                        3,041,000           2,456,000
Capital in Excess of Par                                                    30,730,000          28,682,000
Accumulated Deficit                                                        (32,183,000)        (30,903,000)
                                                                        ---------------     --------------
   Stockholders' Equity                                                      4,171,000           2,818,000
                                                                        --------------      --------------
Total Liabilities & Stockholders' Equity                                $    5,726,000      $    4,181,000
                                                                        --------------      --------------

                                       See Notes to Financial Statements

                                            AM COMMUNICATIONS, INC.
                                             STATEMENTS OPERATIONS
                                                  (Unaudited)


                                           Three Months Ended            Nine Months Ended
                                      December 30,    December 31,   December 30,    December 31,
                                          1995            1994          1995             1994
                                      ------------    ------------   ------------    ------------
Revenues:
Product Sales                         $  2,042,000    $  1,469,000   $  5,352,000    $  3,427,000

Cost and Expenses:
Cost of Sales                            1,783,000         610,000      3,598,000       1,473,000
Selling, General and Administration        486,000         337,000      1,417,000         845,000
Research and Development                   530,000         266,000      1,645,000         566,000
                                      ------------    ------------   ------------    ------------

Operating (Loss) Income                   (757,000)        256,000     (1,308,000)        543,000
Other (Income) Expense                      (4,000)          2,000        (28,000)         (1,000)
                                      ------------    ------------   ------------    ------------

Income (Loss) Before Income Taxes         (753,000)        254,000     (1,280,000)        544,000
Income Tax Provision                       221,000          30,000             --          65,000
                                      ------------    ------------   ------------    ------------

Net Income (Loss)                     $   (974,000)   $    224,000   $ (1,280,000)   $    479,000
                                      ============    ============   ============    ============

Earnings Per Weighted Average
Common & Common Equivalent Share      $      (0.03)   $       0.01   $      (0.04)   $       0.02
                                      ============    ============   ============    ============

Weighted Average Common & Common
Equivalent Shares Outstanding Used
in Computing Earnings Per Share         33,290,000      32,699,000     32,774,000      32,699,000
                                      ============    ============   ============    ============





                                       See Notes to Financial Statements

                            AM COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended
                                                      --------------------------
                                                       December 30  December 31,
                                                           1995         1994
                                                      ------------  ------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $(1,280,000)   $   479,000
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used in Operating Activities:
     Depreciation and Amortization                        250,000        146,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                               (543,000)       218,000
       Inventory                                         (983,000)      (645,000)
       Prepaid Insurance and Other                        (12,000)        (3,000)
       Accounts Payable                                   432,000        225,000
       Advances                                          (297,000)        17,000
       Accrued and Other Expenses                         (40,000)        10,000
                                                      -----------    -----------
Net Cash Provided By (Used In) Operating
Activities                                             (2,473,000)       447,000

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets           (466,000)       (58,000)
   Deferred Software Development Costs                       --         (155,000)
                                                      -----------    -----------
Net Cash Provided by (Used In) Investing Activities      (466,000)      (213,000)

Cash Flows from Financing Activities:
   Proceeds from Issuance of Short Term Debt                 --          200,000
   Repayments of Short Term Debt                             --         (100,000)
   Exercise of Warrants and Stock Options               2,633,000           --
   Capital Lease Obligations                              103,000           --
   Payments Under Capital Lease Obligations                (6,000)          --
                                                      -----------    -----------
Net Cash Provided By (Used In) Financing Activities     2,730,000        100,000

Net Increase (Decrease) In Cash                          (209,000)       334,000
Cash:
   Beginning                                              454,000        190,000
                                                      -----------    -----------

   Ending                                             $   245,000    $   524,000
                                                      ===========    ===========


                       See Notes to Financial Statements

                            AM COMMUNICATIONS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  As of December 30, 1995 and for the 39 Week
             Periods Ended December 30, 1995 and December 31, 1994


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of December 30, 1995 and the related Statements of Operations and Statements of Cash Flows for the quarters and nine months ended December 30, 1995 and December 31, 1994 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                                           December 30,            April 1,
                                                               1995                 1995
                                                          -------------         -------------
                                                           (Unaudited)
2.   Inventory Comprises:

       Raw Material                                       $   2,319,000         $   1,572,000
       Work in Process                                        1,121,000               610,000
       Finished Goods                                           194,000               169,000
                                                          -------------         -------------
         Sub-total                                            3,634,000             2,351,000
       Less Reserves                                         (1,291,000)             (991,000)
                                                          -------------         -------------
         Net Inventory                                    $   2,343,000         $   1,360,000
                                                          -------------         -------------

3.   Accrued Expenses Comprise:

       Accrued Compensation                               $     133,000         $     192,000
       Commissions                                                --                    3,000
       Accrued Professional Fees                                 35,000                31,000
       Warranty Reserve                                          25,000                20,000
       Other                                                    162,000               149,000
                                                          -------------         -------------
                                                          $     355,000         $     395,000
                                                          =============         =============

4.   Income Taxes:

     Effective April 4, 1993, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

     The provision for taxes on income consisted of:

                                               Nine Months Ended
                                           December 30, December 31,
                                               1995        1994
                                            ---------    ---------

            Current Income Taxes            $    --      $  65,000
            Deferred Income Taxes            (520,000)     163,000
            Change in Valuation Allowance     520,000     (163,000)
                                            ---------    ---------
            Net                             $    --      $  65,000
                                            =========    =========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:
                                                        Nine Months Ended
                                                    December 30, December 31,
                                                        1995         1994
                                                     ---------    ---------

   Federal Income Tax Provision at Statutory Rate    $(435,000)   $ 163,000
   State Income Taxes                                  (85,000)      65,000
   Utilization of Net Operating Loss Carryforwards        --       (163,000)
   Change in Valuation Allowance                       520,000         --
                                                     ---------    ---------
   Provision for Income Taxes                        $    --      $  65,000
                                                     =========    =========
     The components of the net deferred tax asset were as follows:

                                              December 30,      April 1,
                                                  1995            1995
                                              -----------    -----------
      Deferred Tax Items:
           Inventory                          $   538,000    $   416,000
           Accrued Vacation                        27,000         27,000
           Net Operating Loss Carryforwards     5,986,000      5,588,000
           Tax Credit Carryforwards               521,000        521,000
           Valuation Allowance                 (6,136,000)    (5,616,000)
                                              -----------    -----------
      Net Deferred Tax Asset                  $   936,000    $   936,000
                                              ===========    ===========

     During fiscal 1995, the Company recorded a deferred tax asset in accordance with FAS No. 109 to recognize a portion of the future income tax benefits available.

     The Company has total net operating loss carryforwards available to offset future taxable income of $25.6 million expiring at various times from 1999 through 2008. Due to certain statutory limitations under Internal Revenue Code Section 382, only $17.9 million of such carryforwards are available at December 30, 1995. The remaining carryforwards of $7.7 million will become available ratably over the carryforward period.

Item 2.     Management's Discussion and Analysis of Operation

Results of Operations

     Revenues increased 39% to $2,042,000 in the third quarter of fiscal 1996 from $1,469,000 in the third quarter of fiscal 1995. For the first nine months of fiscal 1996 revenues increased 56% to $5,352,000 from $3,427,000 for the same period in fiscal 1995. These increases resulted primarily from shipments to AT&T, a major OEM customer, which comprised 75% of revenues for the third quarter and 54% for the nine months ended December 30, 1995, respectively.

     Backlog at February 10, 1996 totaled $4.9 million compared to $2.6 million at February 11, 1995.

Cost of Sales
     Cost of sales represented 87.3% of revenues for the third quarter of fiscal 1996 compared to 41.5% in the comparable prior year quarter. Cost of sales represented 67.2% of revenues for the first nine months of fiscal 1996 compared to 43% in the same period in fiscal 1995. Cost of sales is dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

     The increases in cost of sales as a percentage of revenues is due to the increase in new OEM business which has a lower profit margin, higher manufacturing costs associated in transitioning new products to volume production, and a $300,000 addition to the inventory reserve during the third quarter of fiscal 1996. As product demand has expanded, the Company has experienced manufacturing delays due to technical and manufacturing process issues in transitioning new products from engineering to volume manufacturing. As a result, manufacturing costs have increased due to excessive yield losses, product rework, capacity limitations, and expediting costs. The Company has responded to this by redesign of certain products to reduce costs and improve yields, evaluation and qualification of new contract assemblers and restructuring of the management of the manufacturing function.

     Development costs charged to cost of sales were $11,000 and $20,000 for the third quarter of fiscal 1996 and 1995, respectively, and $61,000 and $203,000 for the first nine month periods in fiscal 1996 and 1995, respectively. Development funds paid by customers and included in revenues totaled $253,000 and $34,000 for the third quarter periods, and $418,000 and $209,000 for the first nine month periods in fiscal 1996 and 1995, respectively.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $486,000 for the third quarter of fiscal 1996, up 44% from the $337,000 in the comparable prior year period. S,G&A expenses increased 68% in the comparable nine month periods. Expenses increased due to increased marketing and sales efforts including hiring of direct sales managers, expanded promotional efforts and expansion of sales activities into the Far East and other international markets. Administrative costs increased in response to increased business levels, including staff additions and the establishment of a quality department.

Research and Development
     Research and development expenses primarily consist of salaries for research and development personnel and associated personnel benefits, tooling and supplies for research and development activities. Research and development expenses increased $264,000 or 100% in the quarter ended December 30, 1995 compared to the third quarter of fiscal 1995. For the nine months ended December 30, 1995, research and development expenses increased $1,079,000, or 191% over the comparable period in fiscal 1995. These increases are due to expansion of the development staff including additional hardware and software engineers. The Company has expanded its development efforts in response to customer and OEM interest in status monitoring products and to support the development of the OmniVU monitoring software, which is currently in Beta testing. The Company evaluates its software development efforts and determines if capitalization of such development costs are required under FAS No. 2. During the three months and nine months ended December 31, 1994, the Company capitalized $53,000 and $158,000 of development costs, respectively. The Company's development efforts during fiscal 1996 were expensed. The Company expects that research and development expense will continue to increase but at a substantially slower rate than during the past several quarters.

Operating Loss
       The Company incurred pre-tax operating losses of $757,000 and $1,308,000 for the three months and nine months ended December 30, 1995. This was due primarily to significantly higher levels of investment in research and development and selling activities and lower gross profit margins due to the increase in OEM level business and manufacturing inefficiencies. During fiscal 1996, the Company has made a strategic decision to aggressively respond to new customer driven activities as market interest for the Company's products has expanded. The Company's actions in addressing the manufacturing issues are focused at improving operating results and achieving profitability. The Company will be reviewing alternative actions to improve operating results should the manufacturing actions not be sufficient.

Income Taxes
     During fiscal 1995, the Company recorded a portion of its future available income tax benefits as a deferred tax asset. The Company recorded additional income tax benefits in the second quarter and first six months of fiscal 1996 based on estimated earnings for the 1996 fiscal year and an estimated annual 42% effective tax rate. During the third quarter ended December 30, 1995, the Company estimated its fiscal year operating results and determined that the interim income tax benefits recorded in the prior two quarters of fiscal 1996 totaling $221,000 would not be realized during the remainder of fiscal 1996. Accordingly, the Company reversed $221,000 of tax benefit in the third quarter ended December 30, 1995.

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

Financial Condition and Liquidity
     Cash used in operating activities totaled $2,473,000 during the first nine months of fiscal 1996 compared to cash generated from operations of $447,000 in the comparable prior year period. The primary use of cash was to fund increases in inventory in response to increased order levels and to enable the Company to improve manufacturing lead times by purchasing long lead time items for inventory. The Company expects its inventory position to decline as manufacturing delays impacting product shipments are resolved.

     During the third quarter ended December 30, 1995, the Company determined that the inventory supply of certain material components purchased in advance of orders exceeded future estimates of demand. As a result, the Company increased its reserves for inventory obsolescence by $300,000 in the third quarter ended December 30, 1995.

     Accounts receivable has increased to $1,354,000 during the first nine months of fiscal 1996 in response to increased sales levels.

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

     The Company's $500,000 bank line of credit available for working capital and other cash needs expired on July 31, 1995. The Company is focusing its efforts on eliminating operating losses and achieving profitability. Recent and ongoing changes in manufacturing are targeted to improve the Company's ability to increase shipment levels and improve gross margins such that breakeven levels and profitability are achieved.

     The Company believes that its existing sources of liquidity, including available cash and projected future cash flows from operations based on achieving profitable financial results, the net operating loss tax carryforward, and improved inventory management will be sufficient to support its planned operations. Should the Company continue to generate operating losses, it may have to seek alternative sources of cash.

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

                                            AM COMMUNICATIONS, INC.
                                                 (Registrant)


Date:     February 13, 1996          By: /s/ Keith D. Schneck
       --------------------              -------------------------------------
                                         Keith D. Schneck
                                         President and Chief Financial Officer