Form 10KSB
period 1996-03-30
AM COMMUNICATIONS INC
filed 1996-06-28
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended March 30, 1996 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to ___________ to ___________

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
- ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                     23-1922958
- ---------------------------------        ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1900 AM Drive, Quakertown, Pennsylvania                       18951-9004
- -----------------------------------------                  ----------------
 (Address of principal executive offices)                     (Zip Code)

Issuer's Telephone Number:  (215)-536-1354
                            --------------

Securities Registered Under Section 12(b) of the Act:
                  Title of Each Class                 Name of Each Exchange
                                                      on Which Registered
                           None
- ------------------------------------------------------------------------------

Securities Registered Under Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]
     Issuer's revenues for fiscal year ended March 30, 1996 were $8,373,000. On June 11, 1996, the aggregate market value of Registrant's outstanding voting (Common) Stock held by non-affiliates, was approximately $10,593,000 (based on the average between the bid and the asked prices of such stock on that date).
     On June 11, 1996, there were 30,962,962 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

           PART I
Item 1.    Description of Business

     AM Communications, Inc. (the "Company", "AM"), a Delaware Corporation, designs, manufactures and markets network monitoring systems which include hardware and software to the broadband communications market, primarily for cable TV systems. AM has applied its technical strengths in RF communications, microprocessor controlled circuits and application software to produce a proprietary system that allows CATV operators to monitor the performance and operation of the complete broadband distribution network, thereby enhancing network reliability and optimizing performance. The Company's principal activity from its formation in 1974 to 1989 was the construction of cable TV systems, which was discontinued in 1989. The Company's current products have been the result of a diversification strategy undertaken during the 1980's.

     The Company's network monitoring systems are computer controlled devices which monitor the condition and performance of cable TV and broadband telecommunications systems. A monitoring system includes system software installed on a PC, master control units, and transponders. These devices are placed at various locations in a network and continuously monitor such functions as signal levels and temperature and instantaneously report any problems, thus enabling the operator of the system to pinpoint trouble spots and avoid or minimize system downtime. The system software is installed on an IBM compatible PC at the central monitoring location. The PC is connected to one or more Master Control Units (MCU) typically located in the headend of a monitored system. The MCU serves as a real-time "polling engine" for the software system and communicates with remote monitors called "transponders" via a dedicated RF frequency on the monitored broadband system. The MCU processes the PC's request for information, communicates that request to the appropriate transponders, and distills the response into a form that the PC will accept. The transponders are data collection and control devices located in remote transmission equipment (line amplifiers, power supplies, etc.), which can communicate with the MCU.

     An extension of the monitoring products is the Company's performance monitoring system, F.A.C.T.S., (Fully Automated Compliance Test System) which is designed to assist cable TV operators in collecting and analyzing the data associated with the mandated FCC system proof of performance tests. Performance monitoring units can make frequency response measurements from 40 MHz through 1 GHz, can measure RF levels against alarm limits, analyze noise, distortion, and hum, and measure channel frequencies. They also perform real-time spectrum analysis and system sweep measures, with the results displayed in high-resolution color graphics.

     Current cable TV and broadband telecommunications systems are experiencing significant change. The cable TV industry is undergoing a trend toward consolidation as larger operators purchase systems from smaller operators. Cable TV operators are also developing plans to expand their revenue base by offering telephony services and other alternative video and multimedia services such as video on demand, home shopping, interactive data services, distance learning, home monitoring, etc. The U.S. telephone (telco) industry also has become aggressive in their plans to enter the video services business by building new communications networks capable of providing voice, video and data services. The recent telecommunications legislation has further increased the competitive environment among service providers.

     The communications networks conceived to be able to handle the range of voice, video and data being planned has been termed the "information superhighway". Both CATV operators and telephone providers desiring to provide video services recognize a need to upgrade their existing communications networks to provide two-way transmission and receipt of services in the near future in order to deliver the wide range of services planned. The Company has experienced increased demand for status and performance monitoring products as the monitoring function has become a critical system to improve operating efficiencies and insure the reliability of the new communication networks.

     In response to this increased demand during fiscal 1996 for monitoring systems, the Company significantly increased its development expenditures and in April 1996 introduced its advanced status monitoring system for broadband networks. The OminiStat(TM) system represents the second generation of monitoring technology built on the Company's technical platform of monitoring systems.

     OmniStat(TM) is a total integrated system comprised of hardware and software products designed to address the evolving need for standards based network management architectures. The product family consists of OmniVU(TM) software, OmniProbe transponders, and the OmniMCU headend controller.

     The OmniVU(TM) monitoring software is a multi-user, multi-tasking system that runs under either Windows 95 or Windows NT. Features include Topologer, a schematic-based display node that allows a user to view the status of regions, systems, headends and distribution networks. The system is designed specifically to address new market requirements for integrated, enterprise wide network management systems and allows users to interface OmniVU(TM) to operation support systems and other third party software applications. The Company commenced shipment of its initial release of OmniVU(TM) in April 1996.

     OmniProbe transponders are available for virtually every major brand and type of network distribution equipment, including amplifiers, power supplies, and optical nodes. Products include new models with features such as frequency agility communications and downloadable firmware and existing legacy AM monitor products.

     OmniProbe amplifier monitors are available for popular amplifier brands. These transponders monitor amplifier internal currents, voltages, signal levels, and temperature and perform certain control functions.

     OmniProbe power supply transponders monitor and control the status of standby power packs and provide notice of local power failures, state of batteries, input and output voltages, output current demand, enclosure temperature and monitor the RF levels of the system monitoring communications channels.

     OmniProbe fiber node transponders monitor and control the operation of the fiber optic node equipment and measure the optical power received by the node, as well as the power supply voltages, currents, and temperature within the node. Node monitors also allow remote control of the possible operational modes of the node.

     In addition, the Company markets an inexpensive general purpose control modem which monitors and controls non-network equipment such as building security functions, headend switching equipment, and other on/off monitoring and control functions.

     The OmniMCU is based on an industrial PC platform, and features intelligent, frequency agile RF modem cards manufactured by AM. The OmniMCU polls transponders at the rate of 250 units/second, and processes transponder alarms in less than 3 seconds, regardless of system size. Each OmniMCU can control up to 10,000 OmniProbe transponders. The Company expects to commence shipment of the OmniMCU during the second quarter of fiscal 1997.

     The Company's strategy has been to form close working relationships with the major network equipment suppliers and to develop customized monitors which meet the specific requirements including size and performance characteristics for each type of network equipment offered. The Company's system is generally inter-operable with most cable network distribution and transmission equipment. The Company believes it has the broadest monitoring product line in the monitoring industry.

     In addition, several of these network equipment suppliers have entered into OEM agreements with AM to private label the AM product. The Company currently has OEM agreements with Lucent Technologies, General Instrument and Philips Broadband Systems. In June 1996, the Company signed an OEM and joint development agreement with Scientific Atlanta. Under this agreement, Scientific-Atlanta will license and market AM Communications' status monitoring and control system, OmniStat(TM), for its broadband transmission products, including RF amplifiers and opto-electronics equipment. A second phase will involve joint development of new transponder technology for other Scientific-Atlanta products.

     There are several communications delivery technologies which can be utilized in building the "information superhighway" communications network, including hybrid fiber/coax (HFC), fiber-to-the curb (FTTC), wireless and others. HFC technology is being utilized most extensively by the CATV providers due to its economics and proven architecture and also has been recently chosen by several telephone providers as the technology used to build their video delivery systems. The Company's current products are substantially focused in HFC architecture systems, however, the Company is undertaking a strategy to broaden its product base. Should the industry adopt other competing architectures or the Company be unsuccessful in broadening its product base, the Company's revenue opportunities for its existing products could be adversely affected.

     The Company's business is not subject to marked seasonal fluctuation.

Major Customers

     Two customers in fiscal 1996 and three customers in fiscal 1995 accounted for 10% or more of total revenues as follows: 60% and 12% in fiscal 1996 and 40%, 20%, and 18% in fiscal 1995. Approximately 51% of accounts receivable at March 30, 1996 represents balances due from the one customer in fiscal 1996. In March 1996, the Company received notice from the customer who contributed 60% of fiscal 1996 revenues, that open orders totaling $2 million were being temporarily put on hold. Subsequently, the Company reached a preliminary agreement to cancel a portion of these orders as part of a negotiated settlement which is expected to provide cash payments to AM sufficient to recover the carrying cost of inventory related to these orders. There is no assurance that any of such customers will be the source of significant revenues to the Company during the next fiscal year. The Company's customer base changes from year to year due, in part, to industry rebuild and upgrade cycles.

Backlog

     At June 11, 1996, the Company's backlog of orders totaled $2.4 million, net of orders cancelled as described above, as compared with a backlog of $4.8 million as of June 11, 1995. All orders in the backlog are expected to ship during fiscal 1997.

Marketing and Markets

     The Company sells its products directly to end user customers through its OEM (original equipment manufacturer) relationships, through its direct sales force, and through independent sales representatives in selected international markets. Beginning in fiscal 1996, the Company expanded its direct sales strategy for the U.S. market by hiring direct sales staff to replace third party sales representatives and expanding promotional advertising and trade show participation which previously was limited. Direct end user accounts are typically large cable television systems where considerable time and technical support are necessary to complete a sale and ensure proper installation and customer satisfaction. The complex nature of the Company's products necessitates close on-going marketing and technical engineering support for its direct end users, OEM partners, and representatives. This is accomplished, when possible, through telephone support but during initial product demonstration, installation and subsequent after sale support, on site support by the Company's technical personnel is required. The Company's marketing activity is also directed towards establishing strategic OEM relationships in which the OEM customer will buy the Company's products and include them as part of an integrated package to the OEM's customers. The Company also utilizes its OEM relationships to assist in defining new products. Direct end user customers and sales representatives generated 27% of the Company's sales, and OEM partnerships generated 73% of sales during fiscal 1996 compared to 32% and 68%, respectively in fiscal 1995. Promotional advertising and trade show participation also play a key role in increasing customer awareness and establishing brand recognition.

Manufacturing and Supplies

     The Company purchases parts, components and subassemblies (some of which are designed by the Company) necessary for its products from various suppliers, primarily in the United States. These materials are then assembled by the Company into finished products which often are integrated with standard peripherals. The Company has recently begun to utilize third party vendors for assembly of higher volume products. The Company develops the proprietary hardware used to control various network systems, as well as the software for such systems. The Company's operations also include extensive testing of its systems and components.

     The Company generally has multiple sources of supply for the various component parts which it purchases. However, shortages or delayed deliveries of certain components are possible and could have an adverse effect on the Company's business.

Product Development

     Certain areas of the Company's business involve sophisticated technology and undergo rapid technological change. The Company's ability to compete successfully in these areas will depend upon the continued refining and enhancing of its existing products and its development of new products.

     The Company currently maintains OEM agreements with General Instrument
(GI), Lucent Technologies (Lucent), and Philips Broadband Networks (Philips). The Company previously had agreements with Texscan and HP-Calan, which are no longer in effect. Under these agreements, the Company generally designs customer specific versions of its monitoring products and allows OEM's to purchase private label versions of these products for resale. Development is undertaken pursuant to an agreement which may include funding of a portion of the development costs. Under certain instances, the Company may market the OEM specific products directly and pay the OEM a royalty. The OEM agreements do not require the purchase of any minimum quantity of product.

     The Company continues to work towards establishing new OEM relationships as well as expanding existing relationships. During June 1996, the Company executed a new OEM and joint development agreement with Scientific Atlanta, a major equipment provider to the CATV industry.

     The Company's research and development costs totaled $2,234,000 in fiscal 1996, net of $68,000 charged to cost of sales. The Company's research and development costs totaled $902,000 in fiscal 1995, net of $109,000 charged to cost of sales and $274,000 of capitalized software costs.

Competition

     The diversity of product lines including compatibility with OEM distribution equipment, product features, software, equipment reliability, price, technical support and warranty terms are major factors of competition in the CATV network monitoring market. The Company has substantially increased its spending in research and development and marketing during fiscal 1996 and believes that it has improved its competitive position with respect to these factors.

     The network systems monitoring market is intensely competitive and the Company must continue to invest significant amounts in technology development to maintain or increase its market position.

     The Company's major competitor for its monitoring system is Superior Electronics, a Florida based company. The Company also competes with smaller OEM suppliers who continue to market their own line of monitoring products.

     There can be no assurance that either existing or new competitors will not develop products or provide services that are more advanced than the Company's products or services or achieve greater market acceptance.

     The Company's family of status monitoring products is designed to be compatible with many brands of amplifiers and power supplies. This has enabled the Company to form business relationships with OEM suppliers who otherwise would have been competitors but who chose to replace their status monitoring equipment with a product developed by the Company.

Warranties

     The Company warrants its products against defects in materials and workmanship for up to five years for its performance/status monitoring products. Warranties on these products are on a repair or replacement policy.

Patent Protection

     It is the Company's policy to seek patents on significant products and systems where possible and to take other measures to protect proprietary information concerning its products and systems. The Company holds several patents relating to its status monitoring products. Most of these patents have been issued or applied for within the last five years. The Company believes that its patents are of significant importance to the Company.

Government Regulation

     The Company's manufacturing activities are not subject to any significant direct governmental regulations, other than those generally applicable to manufacturers.

Employees

     As of June 5, 1996, the Company had 73 employees, 67 of whom were full-time employees including 8 in administration, 8 in marketing and sales, 25 in engineering, and 26 in manufacturing.

Item 2.    Description of Property.

     The Company's office and production operations are located in Quakertown, PA in a modern leased facility on 60 acres. The building contains 46,000 sq. ft. of which the Company leases 50%. The Company's lease, which expires on June 30, 1996, has been extended on a month-to-month basis and it is currently evaluating several facility alternatives which would expand the amount of leased space.

Item 3.    Legal Matters.

     On June 6, 1996, the Company was served with a lawsuit filed by Computer Aid, Inc. in the District Court of Eastern PA. The lawsuit, which names the Company and other parties, including Hewlett-Packard , Inc., as defendants, alleges that the defendants acted to wrongfully assert dominion over and exploit Computer Aid's software product, misappropriated trade secrets and prevented Computer Aid from marketing its product. The suit seeks damages in excess of $100 million. The Company believes that the allegations are without merit, and the Company intends to vigorously defend itself.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.


           PART II

Item 5.    Market for Common Equity and Related Stockholders Matters.

     The Company's Common Stock is traded in the over-the-counter market under the symbol AMCI. The following table sets forth the closing bid quotations as supplied by NASD market makers. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                          Bid Quotations
Fiscal Quarter                               High     Low
     1996
         First Quarter                      2 1/2    1 1/8
         Second Quarter                    1 9/16    1
         Third Quarter                      13/16      3/4
         Fourth Quarter                     11/16     9/16
     1995
         First Quarter                        3/4      1/4
         Second Quarter                       7/8      5/8
         Third Quarter                      2 1/2      3/4
         Fourth Quarter                     2 5/8    1 3/4

     As of June 11, 1996 there were approximately 1,067 holders of record of the Company's Common Stock.

     The Company has never declared nor paid any dividends on its Common Stock. The Board of Directors currently intends to retain any earnings for use in the Company's business, and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Item 6.    Management's Discussion and Analysis of Operations

     Since 1990 when the Company exited the cable TV construction business, it has transitioned to an electronics product manufacturing business. In the process, the Company made significant research and development expenditures and incurred significant losses in its construction and products businesses. During this time, the Company's operating deficiencies were supported by loans from the majority stockholder totaling $6,557,000, which effective March 31, 1994, were converted from long term debt to equity with accrued interest forgiven. This conversion resulted in the Company's negative equity of $4,908,000 changing to a positive equity of $2,004,000 at fiscal year ended April 2, 1994.

     Management has undertaken a strategy to expand the business in response to increased demand for status monitoring products worldwide. This has resulted in significant expansion of research and development and marketing expenditures. As a result, the Company incurred an operating loss in fiscal 1996, which was funded primarily by an exercise of stock warrants which occurred in April 1995. See "Description of Business".

     The Company expects to continue its level of commitment to expand its business and anticipates revenue growth in fiscal 1997, however no assurance can be provided that revenue levels will be sufficient to allow the Company to achieve profitability.

Results of Operations
Fiscal 1996 vs. 1995
                                                 Fiscal 1996      Fiscal 1995
                                                 -----------      -----------

Revenues                                           100.0%           100.0%

Costs of Sales                                      63.1             60.9
Selling, General and Administrative                 23.6             23.1
Research and Development                            26.7             17.1
                                                    ----             ----

Operating Loss                                     (13.4)            (1.1)
Other Income                                         (.3)             (.1)
                                                   -----             ----

Loss Before Taxes                                  (13.1)            (1.0)
Income Tax Provision (Benefit)                       ---            (15.5)
                                                  ------

Net Income (Loss)                                  (13.1)%           14.5 %
                                                   ======            =====

Revenues
     Revenues for the fiscal year ended March 30, 1996 were $8.4 million, representing a 58.5% increase compared to fiscal 1995 revenues. This increase in revenues is due to increased demand for the Company's status and performance monitoring products and the Company's success in expanding its OEM relationships. Revenues from OEM relationships represented 73% of revenues in fiscal 1996 compared to 68% in 1995. The increase in revenues is a result of new product introductions developed as part of strategic OEM relationships with these customers. The Company maintains key strategic OEM relationships with Lucent Technologies, General Instrument, and Philips. In June 1996, the Company signed an OEM agreement with Scientific-Atlanta.

     During fiscal 1996, 60% of the Company's revenues were derived from sales to one customer, Lucent Technologies. In the fourth quarter of fiscal 1996, AM was notified by this

OEM that open orders totaling $2 million were temporarily put on hold. Subsequently, the Company reached a preliminary agreement to cancel a portion of these orders as part of a negotiated settlement which is expected to provide cash payments to AM sufficient to recover the carrying cost of inventory related to these orders.

     Backlog at June 11, 1996 was $2.4 million down from $4.8 million at June 11, 1995. The drop in backlog is due to the cancellation of open orders from the major customer. Notwithstanding this, the Company is currently experiencing a significant increase in the volume (both quantity and dollar value) of new sales opportunities, driven by increased demand from both cable operators and major telephone providers which are entering the market for video and data services. However, there can be no assurance that these opportunities can be converted into sales orders or that such orders would be sufficient to replace the volume of business related to Lucent as described above.

Cost of Sales
     Costs of sales includes manufacturing costs of the Company's hardware products, inventory reserves and costs related to development revenues. Cost of sales represented 63.1% of revenues in fiscal 1996 compared to 60.9% in fiscal 1995. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin. During fiscal 1995 and 1996 the Company experienced a growth in manufacturing volume related to increased demand and new product introductions. The Company has responded by increasing manufacturing capacity including expansion of its work force and use of third party contractors.

     Cost of sales were impacted in fiscal year 1996 due to production inefficiencies and higher costs in ramping new products to volume production. This included excessive yield losses, product research, capacity limitations and expediting costs. The Company responded to these by re-designing certain products, evaluation and qualification of new contract assemblers and restructuring the management of the manufacturing operations. The Company experienced improvements resulting from these actions as cost of sales comprised 55.8% of revenue during the fourth quarter of fiscal 1996.

     During fiscal 1995 and 1996, the Company recorded significant charges related to establishing inventory reserves due to product transitions. Charges of $958,000 and $300,000 were recorded in fiscal 1995 and 1996, respectively, as the Company evolved its product line to address changing needs in the marketplace.

     Development costs charged to costs of sales were $68,000 and $109,000 in fiscal 1996 and 1995, respectively. Development revenues primarily related to OEM development efforts, totaled $456,000 and $292,000 in fiscal 1996 and 1995, respectively. Development revenues are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $2.0 million in fiscal 1996, compared to $1.2 million in fiscal 1995, representing a 62.1% increase. Expenses increased in 1996 due to increased marketing and sales costs related to expanded business opportunities including establishment of a direct sales strategy. The Company expects S,G&A expenses to increase in the future as it continues to expand its sales force, field support and marketing activities and increases its administrative staff to support increased growth opportunities world-wide.

Research and Development
     Research and development expense increased $1.3 million to $2.2 million in fiscal 1996, compared to $902,000 in fiscal 1995. Expenses increased in fiscal 1996 due to expanded OEM development efforts and expanded hardware and software development efforts resulting in the introduction in April 1996 of the Company's OmniStat(TM) monitoring system.

     During fiscal 1995, the Company capitalized certain software development costs (refer to Note 1 in Notes to the Financial Statements) which totaled $218,000. None of the Company's software development efforts in fiscal 1996 met the requirements for capitalization. The Company expects research and development activities to continue to increase as it focuses on expanding development of new status monitoring products and software and evaluation of technology opportunities in related products and markets.

Income Taxes
     Due to the significant net operating loss carryforward, the Company pays minimum income taxes which include state income taxes and limited federal income taxes.

     Included as a component of income taxes for fiscal 1995 was a significant positive income tax adjustment totaling $936,000 to recognize a portion of the future income tax benefits available to the Company. In 1995, the Company had determined that future realization of a portion of the available tax benefit totaling $936,000 was "more likely than not" to occur. Accordingly, the Company recorded a $936,000 positive tax adjustment reflected as a deferred tax asset on the Balance Sheet and a positive income tax expense in the Statement of Operations for 1995. The Company evaluated the carrying value of this asset for fiscal 1996, and determined that no adjustment was necessary.

Operating Loss
     The Company experienced a significant operating loss of $1,123,000 for fiscal 1996, primarily due to the $1.3 million increase in research and development expenses as the Company developed and launched its OmniStat(TM) monitoring system. The Company reported an operating loss of $59,000 for fiscal 1995, primarily due to the $958,000 inventory reserve recorded. Fiscal 1995 operating income would have been $899,000, excluding the effect of the inventory reserve.

Industry Factors
     The cable and broadband communications industry is undergoing significant change as cable television (CATV) operators begin to respond to the competitive threat of telephone companies (telcos) entering the cable video services market. This has resulted in CATV operators planning to expand and upgrade their distribution infrastructures and telcos planning to construct new distribution systems capable of providing telephony and video services. There continues to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries including governmental regulations, competing distribution technologies, and significant capital costs.

     Demand for the Company's monitoring products has increased as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. The Company believes it is positioned favorably to take advantage of opportunities in the evolving "information superhighway", however, any increased demand for the Company's products related to this changing environment is subject to risk.

     In addition, the Company's operations are subject to the timing and success of new product introductions and the scheduling of orders by customers. Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance and such factors could impact the trading price of the Company's common stock.

Liquidity and Capital Resources

      In 1996, the Company's operating activities consumed net cash of $1,916,000 due primarily from increased inventories, increased receivables and operating losses. Cash used in operations totaled $217,000 in fiscal 1995.

     In fiscal 1996, the Company financed its operations primarily through cash provided by exercise of warrants and stock options. During April 1995, warrants to purchase a total of 5,848,470 shares of common stock were exercised at $.45 per share with cash proceeds totaling $1,781,000 (of which $351,000 was received prior to the end of fiscal 1995 and reflected as an advance pending exercise in April 1995) and an interest bearing $851,000 note receivable provided by the majority shareholder due and paid on June 30, 1995. Exercise of stock options during fiscal 1996 provided an additional $266,000 of cash.

     As of March 30,1996, the Company's cash totaled $664,000 compared to $454,000 at April 1, 1995. In addition, the Company has reached a preliminary agreement with a major customer regarding their liability related to the cancellation of open purchase orders, which is expected to provide cash payments sufficient to allow AM to recover its inventory investment related to these orders. The exact timing of these payments is still being negotiated The Company is also focusing its efforts on reaching profitability through the increasing sales and marketing efforts including the introduction of its next generation monitoring system called OmniStat(TM) which was introduced in April 1996, greater promotional and trade show activities, and expansion of direct sales and OEM activities. The Company believes that these sources of liquidity, including projected cash flows from operations and the net operating loss carry forwards, will satisfy the projected working capital and capital expenditure requirements for at least the next twelve months.

     Capital expenditures totaled $594,000 in fiscal 1996 and $133,000 in fiscal 1995 and include computers, manufacturing assembly and test equipment. Included in capital expenditures in fiscal 1996 is $286,000 of equipment purchased under capital leases.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) was issued in October 1995. SFAS 123 gives companies the options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) with pro forma disclosures of net income and net income per share as if the fair value method applied. The Company intends to continue to apply APB 25 for future stock options and stock based awards, and, accordingly, does not anticipate that the adoption of SFAS 123 will have a material impact on its results of operations or financial position.

Item 7.    Financial Statements




                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
AM Communications, Inc.
Quakertown, Pennsylvania

We have audited the accompanying balance sheet of AM Communications, Inc. as of March 30, 1996, and the related statements of operations, retained earnings, and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of AM Communications, Inc. as of April 1, 1995 were audited by other auditors whose report thereon dated June 26, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of AM Communications, Inc. as of March 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Philadelphia, Pennsylvania
June 21, 1996

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
AM Communications, Inc.
Quakertown, Pennsylvania

We have audited the accompanying balance sheet of AM Communications, Inc. as of April 1, 1995 and the related statements of operations and stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of AM Communications, Inc. as of April 1, 1995, and the results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Philadelphia, PA
June 21, 1996

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS





                                                       Fiscal Year Ended
                                                 March 30,           April 1,
                                                   1996               1995
                                               ------------        ----------

Revenues:
   Product Sales                                 $ 8,373,000       $ 5,280,000

Costs and Expenses:
   Cost of Sales                                   5,285,000         3,218,000
   Selling, General and Administrative             1,977,000         1,219,000
   Research and Development                        2,234,000           902,000
                                                 -----------       -----------

Operating Loss                                    (1,123,000)          (59,000)
Other Income                                         (34,000)          (10,000)
                                                 -----------       -----------

Loss Before Income Taxes                          (1,089,000)          (49,000)
Income Tax Provision (Benefit)                        12,000          (816,000)
                                                 -----------       -----------

Net Income (Loss)                                $(1,101,000)      $   767,000
                                                 ===========       ===========

(Loss) Earnings Per Weighted Average
   Common and Common Equivalent Share                  ($.04)            $0.02
                                                       ======            =====

Weighted Average Common and Common
   Equivalent Shares Outstanding Used
   in Computing Earnings Per Share                30,042,000        33,823,000
                                                 ===========       ===========















                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                        March 30,       April 1,
ASSETS                                                    1996            1995
                                                      ------------    ------------

Current Assets:
   Cash ...........................................   $    664,000    $    454,000
   Accounts Receivable, Less Allowance for Doubtful
      Accounts of $9,000 - 1996 and $2,000 - 1995 .      1,588,000         811,000
   Inventory ......................................      2,334,000       1,360,000
   Prepaid Expenses and Other .....................        112,000          42,000
   Deferred Tax Asset .............................        229,000         229,000
                                                      ------------    ------------
         Total Current Assets .....................      4,927,000       2,896,000

Equipment and Fixtures, Net .......................        565,000         194,000
Intangibles, Net of Accumulated Amortization of
   $473,000 - 1996 and $469,000 - 1995 ............         54,000          57,000
Deferred Software Development Costs, Net of
   Accumulated Amortization of $481,000 - 1996,
   and $315,000 - 1995 ............................        162,000         308,000
Other .............................................         20,000          19,000
Deferred Tax Asset, Net ...........................        707,000         707,000
                                                      ------------    ------------
Total Assets ......................................   $  6,435,000    $  4,181,000
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations ...   $     63,000    $       --
   Accounts Payable ...............................      1,233,000         600,000
   Advances .......................................         39,000         368,000
   Accrued and Other Expenses .....................        375,000         395,000
                                                      ------------    ------------
         Total Current Liabilities ................      1,710,000       1,363,000
                                                      ------------    ------------

Capital Lease Obligations - Long Term .............        110,000            --
                                                      ------------    ------------
         Total Liabilities ........................   $  1,820,000    $  1,363,000
                                                      ------------    ------------

Commitments and Contingencies
Stockholders' Equity:
   Senior Convertible Redeemable Preferred Stock,
      $100 Par Value, Authorized; Issued and
      Outstanding 25,825 Shares in 1996 and 1995 ..      2,583,000       2,583,000
   Common Stock, $.10 Par Value, Authorized
      40,000,000 Shares in 1996 and 1995; Issued
      and Outstanding 30,962,962 Shares in 1996,
      24,564,391 Shares in 1995 ...................      3,096,000       2,456,000
Capital in Excess of Par ..........................     30,940,000      28,682,000
Accumulated Deficit ...............................    (32,004,000)    (30,903,000)
                                                      ------------    ------------
      Stockholders' Equity ........................      4,615,000       2,818,000
                                                      ------------    ------------
Total Liabilities & Stockholders' Equity ..........   $  6,435,000    $  4,181,000
                                                      ============    ============


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                        STATEMENTS OF STOCKHOLDERS EQUITY




                      Senior Convertible
                       Preferred Stock               Common Stock                  Capital
                    --------------------          --------------------            in Excess     Accumulated
                    Shares       Amount           Shares        Amount             of Par         Deficit
                    ------       ------           ------        ------            ---------     -----------


Balance,
April 2, 1994       25,825     $2,583,000         24,457,724   $2,446,000       $28,645,000   $(31,670,000)

Exercise of
Warrants              ---         ---                105,000       10,000            37,000        ---

Exercise of
Incentive Stock
Options               ---         ---                  1,667       ---               ---           ---

Net Income for
Year Ended
April 2, 1995         ---         ---                   ---        ---               ---           767,000
                    ------     ----------         ----------   ----------       -----------     ----------

Balance,
April 1, 1995       25,825     $2,583,000         24,564,391   $2,456,000       $28,682,000   $(31,903,000)
                    ======     ==========         ==========   ==========       ===========   ============

Exercise of
Warrants              ---         ---              5,848,570      585,000         2,047,000        ---

Exercise of
Incentive Stock
Options               ---         ---                550,001       55,000           211,000        ---

Net Loss
for Year
March 30, 1996        ---         ---                   ---        ---               ---        (1,101,000)
                    ------     ----------         ----------   ----------       -----------     ----------

Balance,
March 30, 1996      25,825     $2,583,000         30,962,962   $3,096,000       $30,940,000   $ 30,004,000
                    ======     ==========         ==========   ==========       ===========   ============




                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS



                                                           Fiscal Year Ended
                                                         March 30,      April 1,
                                                          1996           1995
                                                      -----------    -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $(1,101,000)   $   767,000
   Adjustments to Reconcile Net Income to Net
   Cash Provided By (Used In) Operating Activities:
      Depreciation and Amortization                       372,000        200,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
      Accounts Receivable                                (777,000)       (19,000)
      Inventory                                          (974,000)       (94.000)
      Prepaid Expenses and Other                          (71,000)       (28,000)
      Deferred Income Taxes                                  --         (936,000)
      Accounts Payable                                    633,000        315,000
      Advances                                             22,000         17,000
      Accrued and Other Expenses                          (20,000)        (5,000)
                                                      -----------    -----------
Net Cash Used In
Operating Activities                                   (1,916,000)      (217,000)
                                                      -----------    -----------
Cash Flows From Investing Activities:
   Purchase of Equipment & Intangible Assets             (396,000)      (133,000)
   Deferred Software Development Costs                       --         (218,000)
Net Cash Used In Investing Activities                    (396,000)      (351,000

Cash Flows from Financing Activities:
   Exercise of Warrants and Stock Options               2,547,000         47,000
   Advance Payment for Warrant Exercise                      --          351,000
   Proceeds from Issuance of Short Term Debt                 --          200,000
   Repayments of Short Term Debt                             --         (200,000)
   Payments Under Capital Lease Obligations               (25,000)          --
                                                      -----------    -----------
Net Cash Provided By Financing Activities               2,522,000        398,000
                                                      -----------    -----------

Net Increase in Cash                                      210,000        264,000
Cash:
   Beginning                                              454,000        190,000
                                                      -----------    -----------
   Ending                                                 664,000    $   454,000
                                                      ===========    ===========

Interest Paid                                         $     9,000    $     4,000
                                                      ===========    ===========
Income Taxes Paid                                     $    37,000    $   175,000
                                                      ===========    ===========

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease            $   198,000    $      --
                                                      ===========    ===========


  See Note 4 with respect to conversion of debt to Common and Preferred Stock.

                        See Notes to Financial Statements

                           AM COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies:

Description of Business

     AM Communications, Inc. (the "Company", "AM"), a Delaware Corporation, designs, manufactures and markets network monitoring systems which include hardware and software to the broadband communications markets, primarily for cable TV systems.

Fiscal Year

     The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ending March 30, 1996 and April 1, 1995 included 52 weeks each.

Revenue Recognition

     AM Communications, Inc. (the "Company") derives its revenues principally from sales of its products to the cable TV and data communications industries. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon the shipment of the product.

     In 1996, revenue of approximately $300,000 was recognized under a bill-and-hold transaction related to the cancellation of certain purchase orders as discussed in Note 9 to the financial statements. The related receivable remains outstanding at March 30, 1996.

Inventory

     Manufacturing inventory which comprises raw materials, work-in-process and finished goods is valued at the lower of cost (first-in, first-out method) or market.

Equipment and Fixtures

     Equipment and fixtures are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Intangibles

     Intangibles include goodwill and the costs associated with the acquisition of patents and fees for the successful defense of patents. Goodwill is being amortized over 40 years and amortization of patents is being provided on a straight-line basis, over their estimated useful lives of five years. Costs related to unsuccessful patents or patents relating to products no longer manufactured are written off.

Deferred Software Development Costs

     Costs incurred for the successful production of computer software that is used as an integral part of certain of the Company's products are not capitalized until technological feasibility has been established for the software, and all research and development activities for the software and for the other components of the product have been completed. Deferred software development costs consist of direct salaries, related payroll costs and other direct costs. Amortization, on a product-by-product basis, commences upon the product's general release to customers and occurs over a period of three years as a function of estimated product life. Amortization of deferred software development costs charged to research and development expense was $146,000 for the year ended March 30, 1996 and $110,000 for the year ended April 1, 1995. Other research and development costs are expensed currently. None of the Company's software development efforts in fiscal 1996 met the requirements for capitalization. Income Taxes

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Use of Estimates

     The Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) was issued in October 1995. SFAS 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options and stock based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) with pro forma disclosures of net income and net income per share as if the fair value method applied. The Company intends to continue to apply APB 25 for future stock options and stock based awards, and, accordingly, does not anticipate that the adoption of SFAS 123 will have a material impact on its results of operations or financial position.

Income (Loss) Per Common Share

     Income per common and common equivalent share has been computed based on the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable (to the extent such shares have a dilutive effect) for convertible preferred stock, options and warrants. In loss years common stock equivalents are not included int the calculation of loss per share.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 2.  Inventory:
                                               March 30,        April 1,
                                                 1996             1995
                                            -------------    -------------
              Raw Material                  $   2,205,000    $   1,572,000
              Work-in-Process                   1,087,000          610,000
              Finished Goods                      310,000          169,000
                                            -------------    -------------
                                                3,602,000        2,351,000
              Inventory Reserves               (1,268,000)        (991,000)
                                            -------------    -------------
              Net Inventory                 $   2,334,000    $   1,360,000
                                            =============    =============

     During fiscal years 1996 and 1995, the Company increased the inventory reserve to reflect product line transitions which has resulted from new product development. The reserve represents management's estimate of excess inventory not usable in new product generations.

Note 3.  Equipment and Fixtures:

                                      Estimated               March 30,        April 1,
                                      Useful Lives               1996            1995
                                      ------------         -------------    --------------
     Equipment                        3-5 yrs.             $   3,161,000    $    2,580,000
     Furniture and Fixtures           3-5 yrs.                   172,000           172,000
                                                           -------------    --------------
                                                               3,333,000         2,752,000
     Accumulated Depreciation & Amortization                  (2,768,000)       (2,558,000)
                                                           -------------    --------------
                                                           $     565,000    $      194,000
                                                           =============    ==============

Note 4.  Related Party Transactions:

     Pursuant to an agreement (the "1994 Agreement") with the Company's majority stockholder, Alvin Hoffman, as of March 31, 1994, all long term debt owed by the Company to Mr. Hoffman was converted to equity. As part of this agreement, $2,200,011 of the debt was converted into 4,888,913 shares of the Company's Common Stock at $0.45 per share, and $2,582,500 of the debt was converted into 25,825 shares of Senior Convertible Redeemable Preferred Stock, par value $100 per share. This preferred stock can be converted into Common Stock at $1.00 per share. Also as part of the agreement, $1,774,344 of accrued interest owed by the Company to Mr. Hoffman was completely forgiven. The excess of the outstanding principal balance of the debt converted and the interest forgiven less legal costs ($26,000) over the aggregate par value of the preferred and common stock issued to Mr. Hoffman in connection with the conversion was credited to additional paid in capital. This conversion resulted in the Company's negative equity changing to a positive equity.

Note 5.  Accrued Expenses:

     Accrued expenses consist of the following items:

                                                   March 30,        April 1,
                                                     1996            1995
                                                   --------        --------
Accrued Compensation                               $182,000        $107,000
Bonus Pay Accrual                                      --            85,000
Commissions                                            --             2,000
Accrued Taxes                                         1,000            --
Accrued Professional Fees                            32,000          31,000
Other                                               160,000         170,000
                                                   --------        --------
                                                   $375,000        $395,000
                                                   ========        ========


Note 6.  Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision (benefit) for income taxes consisted of:

                                         Fiscal 1996      Fiscal 1995
                                        -------------    -------------
Current Income Taxes                    $      12,000    $     120,000
Deferred Income Taxes                        (708,000)        (149,000)
Change in Valuation Allowance                 708,000         (787,000)
                                        -------------    -------------
Net                                     $      12,000    $    (816,000)
                                        =============    =============

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                 Fiscal 1996       Fiscal 1995
                                                 -----------       -----------
Federal Income Tax Provision at Statutory Rate   $ (370,000)       $  (16,000)
State Income Taxes, Net of Federal Benefit          (37,000)           (2,000)
Research and Development Credits                    (50,000)          (47,000)
Other                                              (239,000)           36,000
Change in Valuation Allowance                       708,000          (787,000)
                                                 ----------        ----------
Income Tax Provision                             $   12,000        $ (816,000)
                                                 ==========        ==========

     The components of the net deferred tax asset as of March 30, 1996 and April 1, 1995 were as follows:

                                                March 30, 1996   April 1, 1995
                                                --------------   -------------
Deferred Tax Items:
    Inventory                                   $     515,000    $     416,000
    Accrued Expenses and Reserves                      98,000           95,000
    Net Operating Loss Carryforwards                6,869,000        6,220,000
    Tax Credit Carryforwards                          526,000          569,000
    Valuation Allowance                            (7,072,000)      (6,364,000)
                                                -------------    -------------
    Net Deferred Tax Assets                     $     936,000    $     936,000
                                                =============    =============

     Included as a component of income taxes for fiscal 1995 was a significant positive income tax adjustment totaling $936,000 to recognize a portion of the future income tax benefits available to the Company. In 1995, the Company had determined that the future realization of a portion of the available tax benefit totaling $936,000 was "more likely than not" to occur. Accordingly, the Company recorded a $936,000 positive tax adjustment reflected as a deferred tax asset on the Balance Sheet and a positive income tax expense in the Statement of Operations for 1995. The Company evaluated the carrying value of this asset for fiscal 1996, and determined that nor adjustment was necessary.

     The Company has total net operating loss carryforwards available to offset future taxable income of $25,600,000 expiring at various times from 1996 to 2011. Due to certain statutory limitations under Internal Revenue Code Section 382, only $19,737,000 of such carryforwards are available at March 30, 1996. The remaining carryforwards of $5,863,000 will become available ratably over the carryforward period.

Note 7.  Operating Leases:

     The Company leases its building under a lease expiring in June, 1996 which has been extended on a month-to-month basis. The Company also leases certain equipment under short term leases. Rental expense charged to operations for fiscal years 1996 and 1995 was $250,000 and $199,000, respectively. At March 30, 1996, the rental payments for the next fiscal year under the current lease are $53,000. The Company is currently evaluating facility alternatives.

Note 8.  Obligations Under Capital Leases:

     The Company has capital lease agreements for machinery and equipment as follows:

                                                    March 30,
                                                      1996
                                                  -----------
     Capitalized cost                             $   286,000
     Accumulated amortization                        (118,000)
                                                  -----------
                                                  $   168,000

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for following fiscal years, together with the present value of the net minimum lease payments as of March 30, 1996, are:

     1997                                                    $   80,000
     1998                                                        79,000
     1999                                                        46,000
                                                             ----------
     Total minimum lease payments                               205,000
     Less amount representing interest                           32,000
                                                             ----------
     Present value of net minimum lease payments                173,000
     Less current maturities                                     63,000
                                                             ----------
     Capital lease obligations - long term                   $  110,000
                                                             ==========

Note 9.  Business, Major Customers, and Credit Risk:

     The Company has one operating segment which manufactures and supplies products and services to the broadband telecommunications and the cable TV industries. The majority of the Company's revenues and accounts receivable relate to customers in these industries. Approximately 51% of accounts receivable at March 30, 1996, represents a balance due from one customer.

     Two customers in fiscal 1996 and three customers in 1995 accounted for 10% or more of the Company's revenues as follows: 60%, and 12% in fiscal 1996 and 40%, 20%, and 18% in fiscal 1995.

     In the fourth quarter of fiscal 1996, the Company was notified by the OEM that contributed 60% of fiscal 1996 revenue that open orders totaling $2 million were put on hold. Subsequently, the Company reached a preliminary agreement to cancel a portion of these orders as part of a negotiated settlement which is expected to provide cash payments to AM sufficient to cover the carrying cost of inventory related to these orders.

Note 10. Capital Stock:

     The Company has an incentive stock option plan (the "1991 Plan") for its employees. Under this Plan, options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. In November 1993, the stockholders approved an increase in the number of shares available under the 1991 Plan to 4,000,000.

     A prior plan (the "1982 Plan") covering 2,100,000 shares expired on March 24, 1992. Options granted under this plan expire 10 years after the date of grant.

     The following summary shows the aggregate stock option activity expressed in shares for the 1982 and 1991 Plans:

                                      Fiscal Years Ended
                                    March 30,      April 1,
                                      1996          1995
                                   ----------    ----------
Outstanding at Beginning of Year    3,949,333     3,212,000
Granted                               582,000       748,000
Terminated                            (85,999)         --
Expired                               (10,000)       (9,000)
Exercised                            (550,001)       (1,667
                                   ----------    ----------
Outstanding at End of Year          3,885,333     3,949,333
                                   ==========    ==========
Available for Grant                 1,384,667     1,813,000
                                   ==========    ==========
Exercisable at End of Year          2,843,686     2,683,352
                                   ==========    ==========

     Price Range of Options Outstanding at March 30, 1996 - $0.21 - $1.75 (Weighted Average - $1.07)

     At March 30, 1996, the following warrants to purchase the Company's common stock were outstanding:

      Issued in            Expiration             Exercise        Number of
     Fiscal Year              Date                  Price          Shares
     -----------          -----------             --------        ---------
       1993             March 18, 1998             $0.45           300,000

     During fiscal 1995, warrants to purchase 105,000 shares of common stock were exercised at $.45 per share. During April 1995, warrants to purchase a total of 5,848,470 shares of common stock were exercised at $.45 per share with cash proceeds totaling $1,781,009 (of which $351,473 was received prior to year end and reflected as an advance pending exercise in April 1995) and an interest bearing $850,803 note receivable provided by the majority shareholder due and paid on June 30, 1995. An exercise of $0.45 per share warrants totaling 250,000 shares due to expire on April 30, 1995 has been extended to June 30, 1996. In 1996, 100 shares of $2.50 Series D Warrants were exercised and the remaining warrants expired.

     Subsequent to March 30, 1996, the Company issued warrants to purchase 1,500,000 shares of common stock at $1.00 per share in return for a $300,000 cash payment due July 1, 1996. These warrants become exercisable at the rate of 500,000 shares per year commencing July 1, 1997 and expire five years after they become exercisable.

     As indicated in Note 4, the 25,825 shares of Senior Convertible Redeemable Preferred Stock is convertible into Common Stock at $1.00 per share. Such stock is redeemable at the Company's option under certain circumstances should the holder not elect to convert. In addition, upon the occurrence of certain events (e.g. - sale of the Company, merger or bankruptcy), the Company may be required by the holder of any shares of the Senior Convertible Redeemable Preferred Stock, to redeem, either in whole or in part, shares of this Senior Convertible Redeemable Preferred Stock at a price of $100 per share, which such redeemable shares shall then be retired and not reissued.

     In addition to the Senior Convertible Redeemable Preferred Stock, the Company has authorized 974,175 additional shares of Preferred Stock, $.10 par value, none of which are outstanding as of March 30, 1996.

Note 11. Commitments and Contingencies

     On June 6, 1996 the Company was served with a lawsuit filed by Computer Aid, Inc. in the District Court of Eastern PA. The lawsuit, which named the Company and other defendants including Hewlett-Packard, Inc. alleges that the defendants acted to wrongfully assert dominion over and exploit Computer Aid's software product, misappropriated trade secrets and prevented Computer Aid from marketing its product. The suit seeks damages in excess of $100 million. The Company believes that the allegations are without merit, and the Company intends to vigorously defend itself.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     During the fourth quarter of the year ended March 30, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission, dated January 16, 1996, pertaining the change in its accountants from Deloitte & Touche to KPMG.

              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act


Name                                    Age           Position
- ----                                    ---           --------
Henry I. Boreen (2)                      69           Chairman, Chief Executive Officer,
and Director
Keith D. Schneck                         41           President, Chief Financial Officer
and Director
Michael L. Quelly                        42           Vice President, Engineering
David L. DeLane                          56           Vice President, Sales and Marketing
Robert Vogel                             35           Vice President, Strategic Marketing
Joseph D. Rocci                          48           Vice President, Products and Technology
Alvin Hoffman (2)                        67           Director
Herman O. Benninghoff, II (1)            64           Director
Hal Krisbergh (1)                        48           Director

(1)  Member of Compensation and Stock Option Committee of the Board.
(2)  Member of Audit Committee of the Board.

     All directors and officers of the Company are elected for a term of one year at the Annual Meeting of Stockholders and the subsequent Board of Directors meeting, respectively, to serve in their office for the next succeeding year and until their successors are duly elected and qualified.

     Henry I. Boreen has been a director of the Company since 1985 and has served as Chairman and Chief Executive Officer since October 1990. He also has served as Chief Financial Officer and President from 1990 through April 1995. Since 1985, he has been Chief Executive Officer and director of HIB International, Inc., which participates in high technology joint ventures. Mr. Boreen is also Chairman of Integrated Circuit Systems, a publicly held company.

     Keith D. Schneck joined the Company in April 1995 as President and Chief Financial Officer and became a Director in June 1995. From 1987 until February 1995, Mr. Schneck held senior management positions at Integrated Circuit Systems, Inc. including Chief Operating Officer and Senior Vice President, Finance.

     Michael L. Quelly joined the Company in 1982 as an engineer. He served as Vice President, Engineering from September 1989 to the present, except for the period October 1990 through March 1995 when he also was Executive Vice President.

     He was employed by E-Com Corporation from 1975 until the Company's acquisition of E-Com Corporation in 1982.

     David L. DeLane joined the Company in January 1988 as Vice President, Sales and Marketing. From 1986 until he joined the Company, Mr. DeLane served as Vice Presi-dent, Marketing and Sales for the LC Systems Division of Eagle-Picher Industries, Inc.

     Robert Vogel joined the Company in January 1996 as Vice President, Strategic Marketing. From 1993 until he joined the Company, Mr. Vogel served as Director of Digital Systems at General Instrument Corporation. Prior to 1993, Mr. Vogel was a principal owner for seven years of ISCG (Integrated Systems Consulting Group), a software and integration consulting firm.

     Joseph D. Rocci joined the Company in October 1983 as Director of Engineering and in 1988 was appointed Vice President of Products and Technology.

     Alvin Hoffman was appointed a director of the Company in March 1995. He has been a private investor and a registered broker with Makefield Securities in Boca Raton, Florida since 1982.

     Herman O. Benninghoff, II has served as a director of the Company since February 1988. He has been the Chairman of the Board of the Philadelphia Pipe Bending Co., Philadelphia, PA and D Kay Fabricators, Inc., Youngstown, OH since 1977. He is a director and principal in STF Corporation, Inc., Rockaway, New Jersey.

     Hal Krisbergh was appointed a director of the Company in October 1996. He is President of WorldGate Communications located in Rydal, PA and is also a director of Ortel Corporation. Mr. Krisbergh previously served as President of the Communications Division of General Instrument Corporation from 1971 to 1994.

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. An initial report of stock ownership and a report pertaining to a grant of incentive stock options were filed late by Robert Vogel. The Company believes that all filing requirements applicable to its other officers, directors and greater than 10% beneficial owners have been timely satisfied.

Item 10. Executive Compensation

     The following table sets forth information concerning cash remuneration for each of the last three fiscal years of the Company's Chief Executive Officer, and with respect to stock options granted during the last three fiscal years to the Company's Chief Executive Officer.

                        Annual and Long Term Compensation
                        ---------------------------------
Name & Principal            Fiscal                           Stock Options
     Position               Year           Salary               Awarded
- --------------------------------------------------------------------------
Henry I. Boreen             1996              ---                     ---
Chairman and CEO            1995              ---                  10,000
                            1994              ---                     ---


                         No. of Securities        % of Total Options            Exercise
                         Underlying Options       Granted to Employees          Price        Expiration
                         Granted                  in Fiscal Year                ($/Share)    Date
                         ------------------       --------------------          ---------    ----------

Henry I. Boreen          10,000                   Nil                           $.84         7/31/05

     The following table sets forth certain information pertaining to the stock options held by the individual named in the Cash Compensation Table:

                                                               Fiscal 1996 Year End Option Values
                                        ----------------------------------------------------------------------
                                                   Number of                               Value of
                                              Unexercised Options                     In-the-Money Options
                                              At Fiscal Year End                      at March 30, 1996(1)
                                        ------------------------------         ---------------------------------
Name                                    Exercisable      Unexercisable         Exercisable         Unexercisable
- ----                                    -----------      -------------         -----------         -------------
Henry I. Boreen                           875,000             ---               $203,000              ---

     (1) Value is based upon the closing price of the stock on March 30, 1996, less the exercise price.

     There were no stock option or stock appreciation rights exercised by Mr. Boreen during the last fiscal year. The Company does not maintain any long term incentive plans for its officers.

     Directors who are not officers or employees of the Company are paid $500 for each Board of Directors meeting and Committee meeting attended. In 1988, the Directors agreed to forego receipt of such payments for the foreseeable future. This policy was reinstated in July, 1995.

     The Company does not have any employment contracts or arrangements with any of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of June 11, 1996 with respect to each person and entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, each director of the Company and each executive officer listed in the cash compensation table who owns shares of common stock, and all officers and directors of the Company as a group.

                                                  Beneficial Ownership
                                        --------------------------------------
Beneficial Owner (1) (2)                   Amount          Percentage of Class
- -------------------------                ----------        -------------------

Alvin Hoffman                           19,247,337(3)            57.4%
Henry I. Boreen                          1,605,765(4)             5.0%
Herman O. Benninghoff, II                  255,000(5)             1.0%
Keith D. Schneck                           252,500(6)             1.0%
Hal Krisbergh                               10,000(7)              *

All Directors and Executive
Officers as a Group (9 Persons)         22,852,592(8)            63.6%

* Less than one percent.

     (1) To the best of the Company's knowledge, all shares of stock are owned beneficially, and sole voting and investment power is held with respect thereto, by the persons and entities named, except as otherwise noted. Share amounts assume additional shares issuable pursuant to options or warrants held by such owners which may be exercised within 60 days.

     (2) The addresses of all beneficial owners is C/O AM Communications, Inc., 1900 AM Drive, Quakertown, PA 18951.

     (3) The information concerning the beneficial ownership of Mr. Hoffman is based, in part, upon information furnished by Mr. Hoffman to the Company. The beneficial ownership indicated represents (i) an aggregate of 16,191,837 shares of Common Stock currently owned, (ii) 25,825 shares of Senior Convertible Preferred Stock convertible into 2,582,500 shares of Common Stock, (iii) 473,000 shares of Common Stock currently owned by Mr. Hoffman's wife. Mr. Hoffman disclaims beneficial ownership of the shares set forth in (iii) above.

     (4) Includes 100,000 shares which may be acquired upon the exercise of warrants and 875,000 issuable pursuant to stock options.

     (5) Includes 160,000 shares issuable pursuant to stock options.

     (6) Includes 150,000 shares issuable pursuant to stock options.

     (7) Includes 10,000 shares issuable pursuant to stock options.

     (8) Includes an aggregate of shares of Common Stock and Preferred Stock currently owned and shares which may be acquired upon the exercise of options and warrants.

     All outstanding shares of the Company Senior Convertible Redeemable Preferred Stock as of June 11, 1996 are owned by Alvin Hoffman.

Item 12. Certain Relationships and Related Transactions

     During April 1995, warrants held by Messrs. Hoffman, Boreen, Bastian, Benninghoff along with those held by Keystone Venture II, L.P. were exercised. The exercise price was paid in cash except for $850,803 which was satisfied by a note receivable, bearing 8% interest, from Mr. Hoffman. The note was due and paid June 30, 1995.

Item 13. Exhibits and Reports on Form 8-K

(a)  (1) Exhibits

         See end of exhibit list for footnote references indicated by asterisks.

               *3-a.  (3.1) Restated Certificate of Incorporation of Registrant.

               *3-b.  (3.2) Amended By-Laws of Registrant.

               *4-a. (4.1) Specimen of Common Stock Certificate, par value $.10 per share.

        *******10-h.  (10) Lease Agreement dated April 26, 1988 between the
                      Company and Quakertown Interchange Associates.

    ***********10-l.  1991 Incentive Stock Option Plan.

   ************10-n.  Senior Promissory Notes and Form of Warrant dated
                      March 18,1993.

               10-o. Purchase Agreement between AM Communications, Inc. and Lucent Technologies effective May 1, 1996.

               10-p. Joint Development Agreement between AM Communications and Scientific-Atlanta dated May 1996.

               10-q. Distribution Agreement and Manufacturing License dated June 14, 1996.

               10-r.  Registration Rights Agreement dated June 17, 1996.

               10-s.  Warrant Agreement dated June 17, 1996.

                 11. Computation of Per Share Earnings for fiscal years ended March 30, 1996 and April 1, 1995.

                 23. Independent Auditors' Consent dated June 21, 1996. Independent Auditors' Consent Dated June 21, 1996.

                   * Incorporated by reference to the Exhibit with the number indicated parenthetically in Registrant's Registration Statement on Form S-1, File No. 33-10163.

             ******* Incorporated by reference to the Exhibit with the number indicated parenthetically in Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

         *********** Incorporated by reference to the Exhibit number indicated
                     in Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1992.

        ************ Incorporated by reference to the Exhibit number indicated
                     in Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 3, 1993.

(b) The Company filed a report on Form 8-K in January, 1996 reporting upon a change in the Company's independent accountants from Deloitte & Touche LLP to KPMG Peat Marwick LLP.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM COMMUNICATIONS, INC.
         (Registrant)



      /s/ Keith D. Schneck
      --------------------------
By :  Keith D. Schneck
      President, Chief Financial Officer and
      Chief Accounting Officer
      Date:   June 28, 1996
            -----------------------


     In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Henry I. Boreen                         /s/ Keith D. Schneck
- ---------------------------------           ------------------------------
Henry I. Boreen                             Keith D. Schneck
Chairman, Chief Executive Officer           President, Chief Financial Officer,
and Director                                and Director
Date:    June 28, 1996                      Date:    June 28, 1996
         ------------------------                    --------------------------



/s/ Alvin Hoffman                           /s/ Herman O. Benninghoff, II
- ---------------------------------           ------------------------------
Alvin Hoffman                               Herman O. Benninghoff, II
Director                                    Director
Date:    June 28, 1996                      Date:    June 28, 1996
         ------------------------                    --------------------------


/s/ Hal Krisbergh
- ---------------------------------
Hal Krisbergh
Director
Date:    June 28, 1996