Form 10KSB/A
period 1996-03-30
AM COMMUNICATIONS INC
filed 1996-07-08
CIK 318580

THIS DOCUMENT IS A COPY OF THE EXHIBITS FILED ON JULY 1, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


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

AM COMMUNICATIONS, INC.
         (Registrant)



      /s/ Keith D. Schneck
      --------------------------
By :  Keith D. Schneck
      President, Chief Financial Officer and
      Chief Accounting Officer
      Date:   July 8, 1996
            -----------------------


     In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Henry I. Boreen                         /s/ Keith D. Schneck
- ---------------------------------           ------------------------------
Henry I. Boreen                             Keith D. Schneck
Chairman, Chief Executive Officer           President, Chief Financial Officer,
and Director                                and Director
Date:    July 8, 1996                       Date:     July 8, 1996
         ------------------------                    --------------------------



/s/ Alvin Hoffman                           /s/ Herman O. Benninghoff, II
- ---------------------------------           ------------------------------
Alvin Hoffman                               Herman O. Benninghoff, II
Director                                    Director
Date:    July 8, 1996                       Date:    July 8, 1996
         ------------------------                    --------------------------


/s/ Hal Krisbergh
- ---------------------------------
Hal Krisbergh
Director
Date:    July 8, 1996