Form 10QSB
period 1996-06-29
AM COMMUNICATIONS INC
filed 1996-08-12
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTER ENDED JUNE 29, 1996
[ ] TRANSITION REPORT UNDER SECTION 13
    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission File Number:  0-9856
                        ---------

                             AM COMMUNICATIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                               23-1922958
- -------------------------------                              -----------------
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                               Identification No.


1900 AM Drive, P. O. Box 9004, Quakertown, PA                   18951-9004
- ---------------------------------------------                -----------------
  (Address of principal executive offices)                       Zip Code


                                 (215) 536-1354
                         -----------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               ------    ------

On August 2, 1996, there were 31,035,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 29, 1996

                                      INDEX


PART I.    FINANCIAL INFORMATION                                     PAGE NO.

Item 1.    Financial Statements

           Balance Sheets - June 29 (Unaudited) and March 30, 1996       3

           Statements of Operations - Quarters Ended June 29, 1996       4
           and July 1, 1995 (Unaudited)

           Statements of Cash Flows - Quarters Ended June 29, 1996       5
           and July 1, 1995 (Unaudited)

           Notes to Financial Statements                                 6, 7

Item 2.    Management's Discussion and Analysis of Operations            8 - 10



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              10

Item 1.  Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                                                       June 29,            March 30,
                                                                         1996                1996
                                                                    ---------------     --------------
ASSETS                                                               (Unaudited)
Current Assets:
   Cash                                                            $       416,000     $      664,000
   Accounts Receivable, Less Allowance for Doubtful
      Accounts of $9,000 at June 29 and March 30,1996                    1,598,000          1,588,000
   Inventory                                                             2,296,000          2,334,000
   Prepaid Expenses and Other                                              154,000            112,000
   Deferred Tax Asset                                                      229,000            229,000
                                                                   ---------------     --------------
           Total Current Assets                                          4,693,000          4,927,000

   Equipment and Fixtures, Net                                             527,000            565,000
   Intangibles, Net of Accumulated Amortization of
      $474,000 at June 29 and $469,000 at March 30, 1996                    57,000             54,000
   Deferred Software Development Costs, Net of
      Accumulated Amortization of $495,000 at
      June 29 and $462,000 at March 30, 1996                               129,000            162,000
   Deferred Tax Asset, Net                                                 707,000            707,000
   Other                                                                    20,000             20,000
                                                                   ---------------     --------------
   Total Assets                                                    $     6,133,000     $    6,435,000
                                                                   ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                    $        63,000     $       63,000
   Accounts Payable                                                        872,000          1,233,000
   Advances                                                                 18,000             39,000
   Accrued and Other Expenses                                              318,000            375,000
                                                                   ---------------     --------------
      Total Current Liabilities                                          1,271,000          1,710,000
                                                                   ---------------     --------------

Capital Lease Obligations - Long Term                                       95,000            110,000
                                                                   ---------------     --------------
      Total Liabilities                                            $     1,366,000     $    1,820,000
                                                                   ---------------     --------------

Commitments and Contingencies
Stockholders' Equity:
   Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at June 29
   and March 30, 1996                                                    2,583,000          2,583,000
Common Stock, $.10 Par Value, Authorized
   40,000,000 Shares at June 29 and March 30, 1996;
   Issued and Outstanding 31,011,296 at June 29
   and 30,962,962 at March 30, 1996                                      3,101,000          3,096,000
Capital in Excess of Par                                                30,955,000         30,940,000
Accumulated Deficit                                                   (31,872,000)        (32,004,000)
                                                                   ---------------     --------------
   Stockholders' Equity                                                  4,767,000          4,615,000
                                                                   ---------------     --------------
Total Liabilities and Stockholders' Equity                         $     6,133,000     $    6,435,000
                                                                   ===============     ==============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Quarters Ended
                                                                       June 29,           July 1,
                                                                        1996               1995
                                                                 -----------------   ----------------
Revenues:
   Product Sales                                                 $       2,462,000   $      1,290,000

Costs and Expenses:
   Cost of Sales                                                         1,068,000            550,000
   Selling, General and Administrative                                     532,000            448,000
   Research and Development                                                729,000            580,000
                                                                 -----------------   ----------------

Operating (Loss) Income                                                    133,000          (288,000)
Other (Income) Expense                                                       1,000           (20,000)
                                                                 -----------------   ----------------

Income (Loss) Before Income Taxes                                          132,000          (268,000)
Income Tax Provision (Benefit)                                             ---              (112,000)
                                                                 -----------------   ----------------

Net Income (Loss)                                                $         132,000   $      (156,000)
                                                                 =================   ================

Earnings (Loss) Per Weighted Average Common
   and Common Equivalent Share                                   $             Nil   $            Nil
                                                                 =================   ================

Weighted Average Common and Common
   Equivalent Shares Outstanding Used in
   Computing Earnings (Loss)  Per Share                                 35,329,000         33,791,000
                                                                 =================   ================







                                          See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                             Quarters Ended
                                                                       June 29,             July 1,
                                                                        1996                 1995
                                                                 -----------------     ----------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                           $      132,000          $    (156,000)
    Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided By (Used in) Operating Activities:
         Depreciation and Amortization                                 107,000                 69,000
         Changes in Assets and Liabilities Which
         Provided (Used) Cash:
         Accounts Receivable                                           (10,000)               118,000
         Inventory                                                      38,000             (1,227,000)
         Prepaid Insurance and Other                                   (42,000)                 5,000
         Deferred Income Tax                                              ---                (112,000)
         Accounts Payable                                             (361,000)               282,000
         Advances                                                      (21,000)                  ---
         Accrued and Other Expenses                                    (57,000)              (427,000)
                                                                ---------------         --------------
Net Cash Used In Operating Activities                                 (214,000)            (1,448,000)
                                                                ---------------         --------------

Cash Flow From Investing Activities:
    Purchase of Equipment & Intangible Assets                          (39,000)              (177,000)
                                                                ---------------         --------------
Net Cash Used in Investing Activities                                  (39,000)              (177,000)
                                                                ---------------         --------------

Cash Flows from Financing Activities:
    Exercise of Warrants and Stock Options                              20,000              2,632,000
    Payments Under Capital Lease Obligations                           (15,000)                 ---
                                                                ---------------         -----------
Net Cash Provided By Financing Activities                                5,000              2,632,000
                                                                --------------          -------------

Net Increase (Decrease) in Cash                                       (248,000)             1,007,000
Cash:
    Beginning                                                          664,000                454,000
                                                                --------------          -------------
    Ending                                                      $      416,000          $   1,461,000
                                                                ==============          =============

Interest Paid                                                   $        5,000          $       ---
                                                                --------------          -------------
Income Taxes Paid                                               $        ---            $      19,000
                                                                --------------          -------------






                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                 As of June 29, 1996 and for The Quarters Ended
                         June 29, 1996 and July 1, 1995


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of June 29, 1996 and the related Statements of Operations and Statements of Cash Flows for the quarters ended June 29, 1996 and July 1, 1995 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                             June 29,              March 30,
                                               1996                  1996
                                          -------------         -------------
                                           (Unaudited)

2.   Inventory Comprises:
       Raw Material                       $   2,366,000         $   2,205,000
       Work-in-Process                          941,000             1,087,000
       Finished Goods                           257,000               310,000
                                          -------------         -------------
                                              3,564,000             3,602,000
       Inventory Reserves                    (1,268,000)           (1,268,000)
                                          -------------         -------------
       Net Inventory                      $   2,296,000         $   2,334,000
                                          =============         =============

3.   Accrued Expenses Comprise:
       Accrued Compensation               $     132,000         $     182,000
       Accrued Professional Fees                 33,000                32,000
       Warranty Reserve                          25,000                25,000
       Other                                    128,000               136,000
                                          -------------         -------------
                                          $     318,000         $     375,000
                                          =============         =============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision (benefit) for taxes on income consisted of:

                                                     Quarters Ended
                                          -----------------------------------
                                             June 29,              July 1,
                                               1996                 1995
                                          -------------         ------------
     Current Income Taxes                 $         ---         $        ---
     Deferred Income Taxes                       37,000             (112,000)
     Change in Valuation Allowance              (37,000)                 ---
                                          -------------         ------------
     Net                                  $         ---         $   (112,000)
                                          =============         ============

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                                             Quarters Ended
                                                                  ---------------------------------
                                                                      June 29,            July 1,
                                                                        1996               1995
                                                                  ---------------     -------------
     Federal Income Tax Provision at Statutory Rate               $        45,000     $     (91,000)
     State Income Taxes, Net of Federal Benefit                             9,000           (21,000)
     Utilization of Net Operating Loss Carryforwards                      (50,000)              ---
     Research and Development Credits                                     (13,000)              ---
     Other                                                                  9,000
                                                                  ---------------     -------------
     Income Tax Provision                                         $          ---      $    (112,000)
                                                                  ===============     =============

     The components of the net deferred tax asset as of June 29 and March 30 were as follows:

                                                                      June 29,            July 1,
                                                                        1996               1995
                                                                  ---------------     -------------
     Deferred Tax Items:
         Inventory                                                $       515,000     $      515,000
         Accrued Expenses and Reserves                                     98,000             98,000
         Net Operating Loss Carryforwards                               6,819,000          6,869,000
         Tax Credit Carryforwards                                         539,000            526,000
         Valuation Allowance                                           (7,035,000)        (7,072,000)
                                                                  ---------------     --------------
         Net Deferred Tax Assets                                  $       936,000     $      936,000
                                                                  ===============     ==============

     The Company has total net operating loss carryforwards available to offset future taxable income of $25.5 million expiring at various times from 1996 to 2011. Due to certain statutory limitations under Internal Revenue Code Section 382, only $19.6 million of such carryforwards are available at June 29,1996. The remaining carryforwards of $5.9 million will become available ratably over the carryforward period.

Item 2.    Management's Discussion and Analysis of Operations

Results of Operations

     The Company's operations continue to be focused on developing and marketing its OmniStat, next generation status monitoring system which includes new software, master control unit, and monitors. The Company's existing legacy products are primarily responsible for generating the current revenue levels and are compatible with the OmniStat system. The Company's future is heavily dependent on the success of the OmniStat system in the marketplace and the support of the industry leading OEM's. Accordingly, the Company continues to invest heavily in research and development for OmniStat and support of its OEM relationships.

Revenues
     Revenues for the first quarter ended June 29, 1996 were $2.5 million, representing a 91% increase over the $1.3 million reported in the comparable quarter a year ago. The increase in revenues is attributable to increased demand for the Company's status monitoring products from both OEM customers and direct sales to CATV operators. The Company has benefited from new product introductions, including new OEM monitors and the new OmniStat next generation monitoring system, which have improved the Company's ability to compete. Revenues from OEM relationships, primarily General Instrument, Lucent Technologies, and Philips Broadband Networks comprised 52% of revenues compared to 42% in the year ago quarter.

     As disclosed in the Company's 1996 Form 10-KSB, revenues from Lucent Technologies, a major OEM customer, which contributed 60% of fiscal 1996 revenues and 17% in the recent first quarter, were impacted by the cancellation of open orders totaling $2 million. In June 1996, the Company reached agreement with Lucent which will provide cash payments to AM sufficient to recover the remaining carrying cost of inventory related to this matter. As a result, the Company expects future revenues from Lucent to be minimal in the near term.

     Backlog at July 29, 1996 was $1.9 million down from $4.6 million at July 30, 1995 due principally from the cancellation of open orders from Lucent. The Company continues to pursue new business opportunities and believes that demand for the Company's products will continue to grow. The Company has several new products, including OEM products for Philips, ADC, and Scientific Atlanta for which initial orders have been received or that orders are expected within this fiscal year. However, there can be no assurance that these opportunities will be sufficient to replace the volume of business related to Lucent as described above and that revenues and operating results in the near-term will be negatively impacted.

Cost of Sales
     Cost of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 43% of revenues in the first quarters of fiscal 1997 and 1996. The Company's margins are generally dependent on product and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $532,000 in the first quarter of fiscal 1997 compared to $448,000 in the first quarter of fiscal 1996, representing a 19% increase. Expenses increased in fiscal 1997 due to increased marketing and sales costs, primarily increased promotional costs and staff additions related to expanded business opportunities. The Company expects S,G&A expenses to increase in the future as it continues to expand its sales force, field support and marketing activities and increases its administrative staff to support increased growth opportunities world-wide.

Research and Development
     Research and development expense increased $149,000 to $729,000 in the first quarter of fiscal 1997, compared to $580,000 in the same period in fiscal 1996. Expenses increased in fiscal 1997 for both OEM products and continued development on the OmniStat System. The Company expects to continue to increase development expenditures in software and hardware development in response to expanded customer interest in the Company's products.

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

Liquidity and Capital Resources
     In the first quarter of fiscal 1997, the Company's operating activities consumed net cash of $214,000 compared to cash used in operations of $1.5 million in the first quarter of fiscal 1996. The Company has been able to operate with minimal cash requirements during the first quarter of fiscal 1997 due to profitable operations and a focus on minimizing inventory levels and other working capital requirements.

     As of June 29, 1996, the Company's cash totaled $416,000 compared to $664,000 at March 30, 1996. In addition, the Company has reached agreement with Lucent Technologies regarding their liability related to the cancellation of open purchase orders, which is expected to provide approximately $1.5 million of cash payable in the second quarter of fiscal 1997. Subsequent to June 29, 1996, the Company received $300,000 related to the sale of warrants to purchase 1.5 million shares of the Company's stock. The Company believes that these sources of liquidity, including projected cash flows from operations and the net operating loss carryforwards, will satisfy the projected working capital and capital expenditure requirements for at least the next twelve months.

     Capital expenditures totaled $39,000 and $177,000 in the first quarter of fiscal 1997 and 1996, respectively, which includes computers, and manufacturing assembly and test equipment.


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

                                   AM COMMUNICATIONS, INC.
                                        (Registrant)


Date:  August 13, 1996             By:  /s/ Keith D. Schneck
     -----------------                ----------------------
                                       Keith D. Schneck
                                       President and Chief Financial Officer