Form 10KSB/A
period 1996-03-30
AM COMMUNICATIONS INC
filed 1996-11-07
CIK 318580

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                 Form 10-KSB-A

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended March 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to ___________ to ___________

Commission File Number:  0-9856
                         ------

                            AM COMMUNICATIONS, INC.
                            -----------------------
                (Name of small business issuer in its charter)

         Delaware                                       23-1922958
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Drive, Quakertown, Pennsylvania                  18951-2237
--------------------------------------------                  ----------
  (Address of principal executive offices)                    (Zip Code)

Issuer's Telephone Number:  (215)-538-8700
                            --------------

Securities Registered Under Section 12(b) of the Act:
                  Title of Each Class                   Name of Each Exchange
                                                         on Which Registered
                           None
-------------------------------------------------------------------------------

Securities Registered Under Section 12(g) of the Act:

                         Common Stock, $.10 Par Value
                         ----------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes__X__   No_____
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]
     Issuer's revenues for fiscal year ended March 30, 1996 were $8,373,000. On June 11, 1996, the aggregate market value of Registrant's outstanding voting (Common) Stock held by non-affiliates, was approximately $10,593,000 (based on the average between the bid and the asked prices of such stock on that date).
     On June 11, 1996, there were 30,962,962 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                            AM COMMUNICATIONS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                      Senior Convertible
                       Preferred Stock                  Common Stock            Capital
                    ---------------------         -----------------------      in Excess      Accumulated
                    Shares       Amount              Shares      Amount         of Par          Deficit
                    ------     ----------         ----------  -----------    -------------   --------------

Balance,
April 2, 1994       25,825     $2,583,000         24,457,724   $ 2,446,000   $  28,645,000   $ (31,670,000)

Exercise of
Warrants             ---          ---                105,000        10,000          37,000        ---

Exercise of
Incentive Stock
Options              ---          ---                  1,667         ---             ---          ---

Net Income for
Year Ended
April 2, 1995        ---          ---                 ---            ---             ---           767,000
                    ------     ----------         ----------  ------------   -------------   --------------

Balance,
April 1, 1995       25,825     $2,583,000         24,564,391   $ 2,456,000   $  28,682,000   $ (30,903,000)
                    ======     ==========         ==========   ===========   =============   ==============

Exercise of
Warrants             ---          ---              5,848,570       585,000       2,047,000        ---

Exercise of
Incentive Stock
Options              ---          ---                550,001        55,000         211,000        ---

Net Loss
for Year Ended
March 30, 1996       ---          ---                  ---           ---             ---        (1,101,000)
                    ------     ----------         ----------   -----------   -------------   --------------

Balance,
March 30, 1996      25,825     $2,583,000         30,962,962   $ 3,096,000   $  30,940,000   $ (32,004,000)
                    ======     ==========         ==========   ===========   =============   ==============



                       See Notes to Financial Statements

                                    - 17 -

                            AM COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS

                                                              Fiscal Year Ended
                                                         March 30,          April 1,
                                                            1996             1995
                                                      --------------     -------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $  (1,101,000)          $767,000
   Adjustments to Reconcile Net (Loss) Income to Net
   Cash Provided By (Used In) Operating Activities:
      Depreciation and Amortization                         372,000            200,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
      Accounts Receivable                                  (777,000)           (19,000)
      Inventory                                            (974,000)           (94,000)
      Prepaid Expenses and Other                            (71,000)           (28,000)
      Deferred Income Taxes                                     ---           (936,000)
      Accounts Payable                                      633,000            315,000
      Advances                                               22,000             17,000
      Accrued and Other Expenses                            (20,000)            (5,000)
                                                      --------------     -------------
Net Cash Used In Operating Activities                    (1,916,000)           217,000
                                                      --------------     -------------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets             (396,000)          (133,000)
   Deferred Software Development Costs                          ---           (218,000)
                                                      --------------     -------------
Net Cash Used In Investing Activities                      (396,000)          (351,000)
                                                      --------------     -------------

Cash Flows from Financing Activities:
   Exercise of Warrants and Stock Options                 2,547,000             47,000
   Advance Payment for Warrant Exercise                         ---            351,000
   Proceeds from Issuance of Short Term Debt                    ---            200,000
   Repayments of Short Term Debt                                ---           (200,000)
   Payments Under Capital Lease Obligations                 (25,000)               ---
                                                      --------------     -------------
Net Cash Provided By Financing Activities                 2,522,000            398,000
                                                      --------------     -------------

Net Increase in Cash                                        210,000            264,000
Cash:
   Beginning                                                454,000            190,000
                                                      --------------     -------------
   Ending  $                                                664,000      $     454,000
                                                      ==============     =============

Interest Paid                                         $       9,000      $       4,000
                                                      ==============     =============
Income Taxes Paid                                     $      37,000      $     175,000
                                                      ==============     =============

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease            $     198,000      $        ---
                                                      ==============     =============

 See Note 4 with respect to conversion of debt to Common and Preferred Stock.

                       See Notes to Financial Statements

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AM COMMUNICATIONS, INC.



                                      By:      /s/ Keith D. Schneck
                                         ------------------------------------
                                               Keith D. Schneck
                                               President
Date:  November 4, 1996