Form 10QSB
period 1996-09-28
AM COMMUNICATIONS INC
filed 1996-11-12
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996
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

                                 (215) 538-8700
                                 --------------
                           (Issuer's Telephone Number)

1900 AM Drive, P.O. Box 9004, Quakertown, PA               18951-9004
-----------------------------------------------            ----------
(Former address of principal executive offices)            (Zip Code)

                                 (215) 536-1354
                                 --------------
                       (Issuer's Former Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

On October 31, 1996, there were 31,033,630 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 28, 1996

                                      INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.
------------------------------                                        --------

Item 1.  Financial Statements

         Balance Sheets -- September 28 (Unaudited) and
         March 30, 1996                                                  3

         Statements of Operations - Quarters and Six Months Ended
         September 28, 1996 and September 30, 1995 (Unaudited)           4

         Statements of Cash Flows -- Six Months Ended
         September 28, 1996 and September 30, 1995 (Unaudited)           5

         Notes to Financial Statements                                   6, 7

Item 2.  Management's Discussion and Analysis of Operations              8 - 10


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                10

Item 1.  Financial Statements
-----------------------------

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                      September 28,        March 30,
                                                                          1996                1996
                                                                       -----------        -----------
ASSETS                                                                (Unaudited)
Current Assets:
   Cash                                                                $    79,000        $   664,000
   Accounts Receivable                                                   2,037,000          1,588,000
   Notes Receivable                                                        359,000               ---
   Inventory                                                             1,760,000          2,334,000
   Prepaid Insurance and Other                                             139,000            112,000
   Deferred Tax Asset                                                      229,000            229,000
                                                                       -----------        -----------
      Total Current Assets                                               4,603,000          4,927,000

   Equipment and Fixtures, Net                                             838,000            565,000
   Intangibles, Net of Accumulated Amortization of
      $475,000 at September 28 and $469,000 at
      March 30, 1996                                                        61,000             54,000
   Deferred Software Development Costs, Net of
      Accumulated Amortization of $524,000 at
      September 28 and $462,000 at March 30, 1996                          100,000            162,000
   Deferred Tax Asset, Net                                                 707,000            707,000
   Other                                                                    20,000             20,000
                                                                       -----------        -----------
   Total Assets                                                        $ 6,329,000        $ 6,435,000
                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                        $   109,000        $    63,000
   Accounts Payable                                                      1,193,000          1,233,000
   Advances                                                                 17,000             39,000
   Accrued and Other Expenses                                              420,000            375,000
                                                                      ------------        -----------
      Total Current Liabilities                                          1,739,000          1,710,000
                                                                       -----------        -----------

Capital Lease Obligations - Long Term                                      186,000            110,000
                                                                       -----------        -----------
      Total Liabilities                                                $ 1,925,000        $ 1,820,000
                                                                       ===========        ===========

Commitments and Contingencies
Stockholders' Equity:
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at
   September 28 and March 30,1996                                        2,583,000          2,583,000
Common Stock, $.10 Par Value, Authorized 40,000,000
   Shares at September 28 and March 30, 1996;
   Issued and Outstanding 31,033,630
   Shares at September 28
   and 30,962,962 Shares at March 30, 1996                               3,103,000          3,096,000
Capital in Excess of Par                                                31,262,000         30,940,000
Accumulated Deficit                                                    (32,544,000)       (32,004,000)
                                                                       -----------        -----------
   Stockholders' Equity                                                  4,404,000          4,615,000
                                                                       -----------        -----------
Total Liabilities and Stockholders' Equity                             $ 6,329,000        $ 6,435,000
                                                                       ===========        ===========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended                      Six Months Ended
                                              September 28,     September 30,       September 28,      September 30,
                                                  1996               1995                1996               1995
                                              ------------      ------------        ------------        ------------
Revenues:
   Product Sales                                $ 2,586,000       $ 2,020,000        $ 5,049,000        $ 3,310,000

Cost and Expenses:
   Cost of Sales                                  1,807,000         1,265,000          2,875,000          1,815,000
   Selling, General and Administrative              594,000           482,000          1,127,000            930,000
   Research and Development                         870,000           535,000          1,599,000          1,115,000
                                                -----------       -----------        -----------        -----------

Operating Loss                                     (685,000)         (262,000)          (552,000)          (550,000)
Other Income                                         13,000             3,000             12,000             23,000
                                                -----------       -----------        -----------        -----------

Loss Before Income Taxes                           (672,000)         (259,000)          (540,000)          (527,000)
Income Tax Benefit                                     --            (109,000)              --             (221,000)
                                                -----------       -----------        -----------        -----------
Net Loss                                        $  (672,000)      $  (150,000)       $  (540,000)       $  (306,000)
                                                ===========       ===========        ===========        ===========

Loss Per Weighted Average
   Common & Common Equivalent Share               $   (0.02)           $  Nil           $  (0.02)          $  (0.01)
                                                ===========       ===========        ===========        ===========

Weighted Average Common and Common
   Equivalent Shares Outstanding Used in
   Computing Loss Per Share                      31,029,000        36,408,000         30,998,000         35,036,000
                                                ===========       ===========        ===========        ===========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Six Months Ended
                                                                      September 28,      September 30,
                                                                          1996               1995
                                                                       -----------        -----------
Cash Flows from Operating Activities:
   Net Loss                                                            $  (540,000)       $  (306,000)
   Adjustments to Reconcile Net Loss to
   Net Cash Provided By (Used in) Operating Activities:
     Depreciation and Amortization                                         215,000            155,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                                (449,000)          (422,000)
       Inventory                                                           574,000         (1,512,000)
       Prepaid Insurance and Other                                         (27,000)             9,000
       Deferred Income Tax                                                    ---            (221,000)
       Accounts Payable                                                    (40,000)           552,000
       Advances                                                            (22,000)          (350,000)
       Accrued and Other Expenses                                           45,000            (27,000)
                                                                       -----------        -----------
Net Cash Used In Operating Activities                                     (244,000)        (2,122,000)
                                                                       -----------        -----------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                            (278,000)          (369,000)
   Notes Receivable                                                       (359,000)              --
                                                                       -----------        -----------
Net Cash Used In Investing Activities                                     (637,000)          (369,000)
                                                                       -----------        -----------

Cash Flows from Financing Activities:
   Exercise of Warrants and Stock Options                                   29,000          2,633,000
   Sale of Warrants                                                        300,000               --
   Payments Under Capital Lease Obligations                                (33,000)              --
                                                                       -----------        -----------
Net Cash Provided By Financing Activities                                  296,000          2,633,000
                                                                       -----------        -----------

Net Increase (Decrease) In Cash                                           (585,000)           142,000
Cash:
   Beginning                                                               664,000            454,000
                                                                       -----------        -----------
   Ending                                                              $    79,000        $   596,000
                                                                       ===========        ===========
Interest Paid                                                          $    10,000        $
                                                                       ===========        ===========
Income Taxes Paid                                                      $        --        $    36,000
                                                                       ===========        ===========
Non-Cash Financing Activities:
   Equipment Purchase Under Capital Lease                              $   155,000        $     --
                                                                       ===========        ===========


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
           As of September 28, 1996 and for The 26 Week Periods Ended
                    September 30, 1995 and September 28, 1996


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of September 28, 1996 and the related Statements of Operations and Statements of Cash Flows for the quarters and six months ended September 28, 1996 and September 30, 1995 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.


                                             September 28, March 30,
                                           1996                   1996
                                       -------------         -------------
                                         (Unaudited)
2.   Inventory Comprises:
       Raw Material                    $   1,875,000         $   2,205,000
       Work in Process                       902,000             1,087,000
       Finished Goods                        206,000               310,000
                                       -------------         -------------
                                           2,983,000             3,602,000
       Inventory Reserves                 (1,223,000)           (1,268,000)
                                       -------------         -------------
       Net Inventory                   $   1,760,000         $   2,334,000
                                       =============         =============

3.   Accrued Expenses Comprise:
       Accrued Compensation            $     213,000         $     182,000
       Accrued Professional Fees              41,000                32,000
       Warranty Reserve                       25,000                25,000
       Other                                 141,000               136,000
                                       -------------         -------------
                                       $     420,000         $     375,000
                                       =============         =============

4. Income Taxes:

The benefit for taxes on income consisted of:

                                               Six months Ended
                                               ----------------
                                          September 28,    September 30,
                                              1996             1995

  Current Income Taxes                   $      ---         $       ---
  Deferred Income Taxes                      (222,000)          (221,000)
  Change in Valuation Allowance               222,000                ---
                                         --------------     ------------
  Net                                    $      ---         $   (221,000)
                                         ==============     =============

     A reconciliation between the benefit for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual benefit for income taxes follows:

                                                        Six months Ended
                                                        ----------------
                                                  September 28,    September 30,
                                                      1996              1995
                                                  -------------    ------------

  Federal Income Tax Benefit at Statutory Rate     $ (184,000)      $  (104,000)
  State Income Taxes, Net of Federal Benefit          (38,000)          (21,000)
  Research and Development Credits                    (25,000)             ---
  Change in Valuation Allowance                       222,000              ---
  Other                                                25,000           (96,000)
                                                   ----------       -----------
  Benefit for Income Taxes                         $    ---         $  (221,000)
                                                   ==========       ===========

  The components of the net deferred tax asset as of September 28 and March 30 were as follows:


                                               September 28,        March 30,
                                                   1996               1996
                                            ---------------     --------------
 Deferred Tax Items:
   Inventory                                $       497,000     $      515,000
   Accrued Expenses and Reserves                     98,000             98,000
   Net Operating Loss Carryforwards               7,084,000          6,869,000
   Tax Credit Carryforwards                         551,000            526,000
   Valuation Allowance                           (7,294,000)        (7,072,000)
                                            ----------------    ---------------
   Net Deferred Tax Assets                  $       936,000     $      936,000
                                            ================    ==============

     During fiscal 1996, the Company recorded a deferred tax asset in accordance with FAS No. 109 to recognize a portion of the future income tax benefits available.

     The Company has total net operating loss carryforwards available to offset future taxable income of $26.2 million expiring at various times from 1996 to 2011. Due to certain statutory limitations under Internal Revenue Code Section 382, only $19.7 million of such carryforwards are available at September 28, 1996. The remaining carryforwards of $6.5 million will become available ratably over the carryforward period.

Item 2.  Management's Discussion and Analysis of Operations
------------------------------------------------------------

Results of Operations
---------------------

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

Revenues
     Revenues for the second quarter ended September 28, 1996 were $2.6 million, up 28% from the $2.0 million for the second quarter of fiscal 1996. Included in the revenues for the second quarter of fiscal 1997 are billings of $865,000 representing the final settlement with Lucent Technology for inventory and work in progress related to order cancellations. Revenues for the first six months of fiscal 1997 totaled $5.0 million, up 53% over the comparable period a year ago. The increase in revenues for the comparable six month periods was due to the increased demand for the company's status monitoring products from both OEM customers and direct sales to CATV operators, new product introductions and expanded customer base.

     As disclosed in the Company's 1996 Form 10-KSB, revenues from Lucent Technologies, a major OEM customer which contributed 28% of revenues during the first six months of fiscal 1997 and 41% in the comparable period of fiscal 1996, were impacted by the cancellation of open orders totaling $2 million and the cessation of the project. In June 1996, the Company reached agreement with Lucent which provided cash payments to AM sufficient to recover the remaining carrying cost of inventory related to this matter. As a result, the Company expects future revenues from Lucent to be minimal in the near term.

     Notwithstanding the loss of Lucent revenues, the Company has benefited from new product introductions, including new OEM monitors and the new OmniSTAT next generation monitoring system, which have improved the Company's ability to compete. The Company also has expanded its sales and marketing efforts which has resulted in an expanded world-wide customer base for the Company's products. As a result, backlog at September 28, 1996 was $4.0 million, up from $2.0 million at June 30, 1996. The Company continues to pursue new business opportunities and believes that demand for the Company's products will continue to grow. The Company also has several new products under development, including OEM products for Philips, ADC, and Scientific Atlanta, for which limited initial orders have been received or are expected within this fiscal year. However, there can be no assurance that these opportunities will be sufficient to replace the volume of business related to Lucent as described above and that operating results in the near-term may be negatively impacted.

Cost of Sales
     Cost of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 70% of revenues in the second quarter of fiscal 1997 compared to 63% in the comparable period in fiscal 1996. Cost of sales represented 57% and 55% for the first six months of fiscal 1997 and 1996, respectively. The cost of sales percentage for the second quarter ended September 28, 1996 has been negatively impacted by the Lucent settlement billing for inventory in process. Excluding the Lucent billing, cost of sales would have totaled 45% and 48% of revenues for the three month and six month periods ended September 28, 1996, respectively. The Company's margins are generally dependent on product and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $594,000 in the second quarter of fiscal 1997, up 23% compared to $482,000 in the second quarter of fiscal 1996. S,G&A expenses increased 21% in the comparable six month periods. Expenses increased in fiscal 1997 due to increased marketing and sales costs, primarily increased promotional costs, travel costs and staff additions related to expanded business opportunities. The Company expects S,G&A expenses to increase in the future as it continues to expand its sales force, field support and marketing activities and increases its administrative staff to support increased growth opportunities world-wide.

Research and Development
     Research and development expense increased $335,000 to $870,000 in the second quarter of fiscal 1997, compared to $482,000 in the same period in fiscal 1996. For the six month period ended September 28, 1996, research and development expenses were $1.6 million, an increase of 43% over the amount expended in the comparable period in fiscal 1996. Expenses increased in fiscal 1997 due to expanded OEM development efforts and expanded hardware and software development efforts primarily in the development of the OmniSTAT monitoring system. The Company expects to continue to increase development expenditures in software and hardware development in response to expanded customer interest in the Company's products.

Income Taxes
     Due to the significant net operating loss carryforward, the Company pays minimum income taxes which include state income taxes and limited federal income taxes.

Industry Factors
     The cable and broadband communications industry continues to undergo change as cable television (CATV) operators begin to respond to the competitive threat of telephone companies (telcos) entering the cable video services market. This has resulted in CATV operators planning to expand and upgrade their distribution infrastructures and telcos planning to construct new distribution systems capable of providing telephone and video services. There continues to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries including governmental regulations, competing distribution technologies, and significant capital costs.

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

     In addition, the Company's operations are subject to competition and to the timing and success of new product introductions and the scheduling of orders by customers. Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance and such factors could impact the trading price of the Company's common stock.

Liquidity and Capital Resources
     In the first six months of fiscal 1997, the Company's activities consumed net cash of $585,000 compared to cash generated of $142,000 in the first six months of fiscal 1996. The Company has funded operating losses out of its current cash balances and cash provided by Lucent Technologies related to the settlement of liabilities from the canceled orders. In July 1996, the Company received $300,000 related to the sale of warrants to purchase 1.5 million shares of the Company's stock. In addition, the Company negotiated capital leases for certain fixed asset purchases made during the six months ended September 28, 1996.

     The Company projects that it will generate operating losses for at least the next quarter as it continues to fund development expenditures critical to generating new revenues and as it continues to replace the revenues lost from Lucent. The Company believes that its sources of liquidity, including projected cash flows from operations and the net operating loss carryforwards, will satisfy the projected working capital and capital expenditure requirements for at least the next twelve months. However, should operating losses continue past or exceed planned levels, the Company would be required to take action to reduce expenditures and or obtain additional financing from outside sources.

     Capital expenditures totaled $278,000 and $369,000 in the first six months of fiscal 1997 and 1996, respectively, which includes computers, and manufacturing assembly and test equipment. Additionally, the Company entered into capital lease agreements for an additional $155,000 in furniture, data communications, and engineering equipment. Included in fiscal 1996 expenditures and capital lease agreements are $220,000 of items related to the Company's relocation of its offices into a newly leased facility.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------

     On June 6, 1996, the Company was served with a lawsuit filed by Computer Aid, Inc. in the District Court of Eastern PA. The lawsuit, which names the Company and other parties, including Hewlett-Packard, Inc., as defendants, alleges that the defendants acted to wrongfully assert dominion over and exploit Computer Aid's software product, misappropriated trade secrets including alleged copyright infringement and prevented Computer Aid from marketing its product. The suit seeks damages in excess of $100 million. The Company believes that the allegations are without merit, and the Company intends to vigorously defend itself.

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

                                         AM COMMUNICATIONS, INC.
                                              (Registrant)



Date:  November 11, 1996                 By: /s/ Keith D. Schneck
       -----------------                     ---------------------
                                          Keith D. Schneck
                                          President and Chief Financial Officer