Form 10QSB
period 1996-12-28
AM COMMUNICATIONS INC
filed 1997-02-11
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856
                         ------


                             AM COMMUNICATIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)



         Delaware                                       23-1922958
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Comerce Drive, Quakertown, Pennsylvania                    18951-2237
-------------------------------------------                    ----------
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

On January 31, 1997, there were 31,033,630 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 28, 1996

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------
Item 1.  Financial Statements

         Balance Sheets -- December 28 (Unaudited) and March 30, l996     3

         Statements of Operations -- Three Month Periods and Nine Month   4
         Periods Ended December 28, 1996 and December 30, 1995,
         (Unaudited)

         Statements of Cash Flows -- Nine Months Ended December 28, 1996
         and December 30, 1995 (Unaudited)                                5

         Notes to Financial Statements                                    6, 7

Item 2.  Management's Discussion and Analysis of Operations               8 - 10



PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 6.  Exhibits and Reports on Form 8-K                                 11

Item 1.    Financial Statements
-------------------------------

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                           December 28,         March 30,
                                                                              1996                1996
                                                                          ------------        ------------
                                                                           (Unaudited)
ASSETS
Current Assets:
   Cash                                                                    $   578,000         $   664,000
   Accounts Receivable                                                       2,567,000           1,588,000
   Inventory                                                                 1,749,000           2,334,000
Prepaid Expenses and Other                                                      63,000             112,000
   Deferred Tax Asset                                                          229,000             229,000
                                                                           -----------         -----------
      Total Current Assets                                                   5,186,000           4,927,000

   Equipment and Fixtures, Net                                                 836,000             565,000
   Intangibles, Net of Accumulated Amortization of $477,000
      at December 28 and $473,000 at March 30, 1996                             90,000              54,000
   Deferred Software Development Costs, Net of
      Accumulated Amortization of $550,000 at
      December 28 and $481,000 at March 30, 1996                                73,000             162,000
   Deferred Tax Asset, Net                                                     707,000             707,000
   Other                                                                        20,000              20,000
                                                                           -----------         -----------
   Total Assets                                                            $ 6,912,000         $ 6,435,000
                                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                            $   122,000         $    63,000
   Accounts Payable                                                          1,515,000           1,233,000
   Advances                                                                    391,000              39,000
   Accrued and Other Expenses                                                  409,000             375,000
                                                                           -----------         -----------
      Total Current Liabilities                                              2,437,000           1,710,000

Capital Lease Obligations - Long Term                                          189,000             110,000
                                                                           -----------         -----------
      Total Liabilities                                                      2,626,000         $ 1,820,000
                                                                           ===========         ===========

Commitments and Contingencies
Stockholders' Equity:
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares; Issued
   and Outstanding 25,825 Shares at December 28 and
   March 30, 1996                                                            2,583,000           2,583,000
Common Stock, $.10 Par Value, Authorized 40,000,000
   Shares at December 28 and March 30, 1996; Issued
   and Outstanding 31,033,630 Shares at December 28
   and 30,962,962 Shares at March 30, 1996                                   3,103,000           3,096,000
Capital in Excess of Par                                                    31,262,000          30,940,000
Accumulated Deficit                                                        (32,662,000)        (32,004,000)
                                                                           -----------         -----------
   Stockholders' Equity                                                      4,286,000           4,615,000
                                                                           -----------         -----------
Total Liabilities and Stockholders' Equity                                 $ 6,912,000         $ 6,435,000
                                                                           ===========         ===========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                              STATEMENTS OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                     Nine Months Ended
                                                     ------------------                     ------------------
                                               December 28,      December 30,        December 28,      December 30,
                                                   1996             1995                 1996             1995
                                               ------------     -------------        ------------     ------------
Revenues:
   Product Sales                                $ 3,245,000       $ 2,042,000        $ 8,293,000       $  5,352,000

Cost and Expenses:
   Cost of Sales                                  1,519,000         1,783,000          4,394,000          3,598,000
   Selling, General and Administrative              701,000           486,000          1,827,000          1,417,000
   Research and Development                       1,145,000           530,000          2,744,000          1,645,000
                                                -----------       -----------        -----------       ------------

Operating Loss                                     (120,000)         (757,000)          (672,000)        (1,308,000)
Other Income                                         (2,000)           (4,000)           (14,000)           (28,000)
                                                -----------       -----------        -----------       ------------

Loss Before Income Taxes                           (118,000)         (753,000)          (658,000)        (1,280,000)
Income Tax Provision                                  --              221,000              --                 --
                                                -----------       -----------        -----------       ------------
          ---

Net Loss                                        $  (118,000)      $  (974,000)       $  (658,000)       $(1,280,000)
                                                ===========       ===========         ==========        ===========

Loss Per Weighted Average
   Common & Common Equivalent Share                     Nil            $(0.03)            $(0.02)            $(0.04)
                                                        ===            ======             ======             ======

Weighted Average Common & Common
   Equivalent Shares Outstanding Used
   in Computing Loss Per Share                   31,034,000        33,290,000         31,010,000         32,774,000
                                                 ==========        ==========         ==========         ==========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                          ----------------------------
                                                                          December 28,    December 30,
                                                                             1996            1995
                                                                          ----------      -----------
Cash Flows from Operating Activities:
   Net Loss                                                               $ (658,000)     $(1,280,000)
   Adjustments to Reconcile Net Loss to
   Net Cash Provided by (Used in) Operating Activities:
     Depreciation and Amortization                                           339,000          250,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                                  (979,000)        (543,000)
       Inventory                                                             585,000         (983,000)
       Prepaid Expenses and Other                                             49,000          (12,000)
       Accounts Payable                                                      282,000          432,000
       Advances                                                              352,000         (297,000)
       Accrued and Other Expenses                                             34,000          (40,000)
                                                                          ----------      -----------
Net Cash Provided By (Used In) Operating Activities                            4,000       (2,473,000)

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                              (362,000)        (363,000)
                                                                          ----------      -----------
Net Cash Used In Investing Activities                                       (362,000)        (363,000)

Cash Flows from Financing Activities:
   Exercise of Warrants and Stock Options                                     29,000        2,633,000
   Sale of Warrants                                                          300,000            --
   Payments Under Capital Lease Obligations                                  (57,000)          (6,000)
                                                                          ----------      -----------
Net Cash Provided By Financing Activities                                    272,000        2,627,000

Net Decrease In Cash                                                         (86,000)        (209,000)
Cash:
   Beginning                                                                 664,000          454,000
                                                                          ----------      -----------
   Ending                                                                 $  578,000       $  245,000
                                                                          ==========       ==========

Interest Paid                                                             $   17,000       $    2,000
                                                                          ==========       ==========
Income Taxes Paid                                                         $    --          $   36,000
                                                                          ==========       ==========

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                                $  195,000       $  103,000
                                                                          ==========       ==========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
            As of December 28, 1996 and for the 39 Week Periods Ended
                    December 28, 1996 and December 30, 1995


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of December 28, 1996 and the related Statements of Operations and Statements of Cash Flows for the quarters and nine months ended December 28, 1996 and December 30, 1995 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                          December 28,             March 30,
                                             1996                    1996
                                        ---------------       ---------------
                                          (Unaudited)
2.   Inventory Comprises:
       Raw Material                     $     1,992,000       $     2,205,000
       Work in Process                          797,000             1,087,000
       Finished Goods                           217,000               310,000
                                        ---------------       ---------------
                                              3,006,000             3,602,000
       Inventory Reserves                    (1,257,000)           (1,268,000)
                                        -----------------     ----------------
       Net Inventory                    $     1,749,000       $     2,334,000
                                        ===============       ===============

3.   Accrued Expenses Comprise:
       Accrued Compensation             $       148,000       $       182,000
       Accrued Commissions                        4,000                  ---
       Accrued Professional Fees                 40,000                32,000
       Accrued Rent                              59,000                  ---
       Warranty Reserve                          25,000                25,000
       Other                                    133,000               136,000
                                        ---------------       ---------------
                                        $       409,000       $       375,000
                                        ===============       ===============

4.   Income Taxes:

The benefit for taxes on income consisted of:

                                                    Nine Months Ended
                                                    -----------------
                                             December 28,        December 30,
                                                1996                1995
                                            -------------       -------------

    Current Income Taxes                    $    ---            $     ---
    Deferred Income Taxes                     (242,000)           (520,000)
    Change in Valuation Allowance              242,000             520,000
                                            ----------          ----------
    Net                                     $    ---            $     ---
                                            ==========          ==========

A reconciliation between the benefit for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:
                                                          Nine Months Ended
                                                          ------------------
                                                  December 28,      December 30,
                                                     1996               1995
                                                 -------------      ------------

Federal Income Tax Provision at Statutory Rate   $  (224,000)       $  (435,000)
State Income Taxes, Net of Federal Benefit           (44,000)           (85,000)
Research and Development Credits                     (75,000)              ---
Permanent Differences                                  3,000               ---
Other                                                 98,000               ---
Change in Valuation Allowance                        242,000            520,000
                                                 -----------         -----------
Benefit for Income Taxes                         $     ---          $     ---
                                                 ===========        ============

The components of the net deferred tax asset as of December 28 and March 30, 1996 were as follows:

                                                 December 28,         March 30,
                                                    1996                1996
                                                 ------------       ------------
Deferred Tax Items:
     Inventory                                   $  511,000         $   515,000
     Accrued Expenses and Reserves                   98,000              98,000
     Net Operating Loss Carryforwards             7,040,000           6,869,000
     Tax Credit Carryforwards                       601,000             526,000
     Valuation Allowance                         (7,314,000)         (7,072,000)
                                                 ----------         -----------
     Net Deferred Tax Assets                     $  936,000         $   936,000
                                                 ==========         ============

     During fiscal 1995, the Company recorded a deferred tax asset in accordance with FAS No. 109 to recognize a portion of the future income tax benefits available.

     The Company has total net operating loss carryforwards available to offset future taxable income of $26.3 million expiring at various times from 1996 through 2011. Due to certain statutory limitations under Internal Revenue Code
Section 382, only $20.4 million of such carryforwards are available at December 28, 1996. The remaining carryforwards of $5.9 million will become available ratably over the carryforward period.

Item 2.     Management's Discussion and Analysis of Operation
-------------------------------------------------------------

Results of Operations
     The Company's operations continue to be focused on developing and marketing its OmniSTAT, next generation status monitoring system which includes new software, master control unit and monitors. While the Company's legacy products continue to remain a significant generator of current revenues and are compatible with the OmniSTAT System, the Company's future is heavily dependent on the success of the OmniSTAT System in the marketplace and the support of such monitoring systems by the industry leading OEM's. Accordingly, the Company continues to invest heavily in research and development for the OmniSTAT System and continued support of key OEM relationships including General Instrument, Philips, Scientific Atlanta, and ADC Communications.

Revenues
     Revenues increased 59% to $3,245,000 in the third quarter of fiscal 1997 from $2,042,000 in the third quarter of fiscal 1996. For the first nine months of fiscal 1997 revenues increased 55% to $8,293,000 from $5,352,000 for the same period in fiscal 1996. Increases in revenues were attributable to shipments of new products to new customers and increased volume levels from existing customers. Offsetting this were reductions in revenue levels from Lucent Technologies which comprised 54% of fiscal 1996 revenues and 18% of fiscal 1997 revenues. The Company is experiencing increased demand for its products, due to several factors, including the introduction of the OmniSTAT next generation monitoring system, increased marketing activities, and increased industry demand driven by system upgrade activities from the major cable operators.

     In January 1997, the Company announced that Comcast Cable Communications, Inc. (Comcast), a major cable operator, had chosen the AM OmniSTAT System as their standard monitoring platform for all new hybrid fiber/coax (HFC) systems construction and upgrades. The Company received a blanket purchase order from Comcast which could yield up to $9 million of revenues over the next 12 to 18 months. The Company expects to receive initial orders against this blanket purchase order during the next quarter with shipments commencing thereafter.

     Backlog at December 28, 1996 totaled $4.3 million compared to $4.0 million at September 28, 1996. Order backlog includes only firm released purchase orders shippable within a one year period.

Cost of Sales
     Cost of sales represented 47% of revenues for the third quarter of fiscal 1997 compared to 87% in the comparable prior year quarter. Cost of sales represented 53% of revenues for the first nine months of fiscal 1997 compared to 67% in the same period in fiscal 1996. Cost of sales is dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

     Cost of sales as a percentage of revenues was adversely impacted in fiscal 1996 due to the substantial costs associated with transitioning to a new product base, including the establishment of a $300,000 inventory reserve and manufacturing inefficiencies incurred in bringing the Lucent products to market. The Company has also been able to reduce the cost of sales in fiscal 1997 by achieving price reductions from vendors and improving manufacturing yields of the products.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $701,000 for the third quarter of fiscal 1997, up 44% from $486,000 in the comparable prior year period. S,G&A expenses increased 29% in the comparable nine month periods. Expenses increased due to increased marketing and sales efforts, including the hiring of field sales support staff, expanded promotional efforts, and expansion of sales activities into international markets. Administrative costs increased in response to increased business levels.

Research and Development
     Research and development expenses primarily consist of salaries for research and development personnel and associated fringe benefits, tooling and supplies for development activities. Research and development expenses increased $615,000 or 116% in the quarter ended December 28, 1996 compared to the third quarter of fiscal 1996. For the nine months ended December 28, 1996, research and development expenses increased $1.1 million, or 67% over the comparable period in fiscal 1996. These increases are due to expansion of the development staff, including the hiring of additional hardware and software engineers. The Company has expanded its development efforts in response to customer and OEM interest in new status monitoring products and to support the development of the OmniSTAT monitoring system. The Company expects that research and development expense will continue to increase but at a substantially slower rate than during the past several quarters.

Operating Loss
     The Company incurred pre-tax operating losses of $120,000 and $672,000 for the three months and nine months ended December 28, 1996 compared to losses of $757,000 and $1,308,000 in the prior year periods. Operating losses in fiscal 1997 are due primarily to significantly higher levels of investment in research and development and expenses incurred in connection with increased selling activities. The Company has been able to reduce operating losses from the prior fiscal year period by expanding sales levels and improving product margins.

     As discussed above, the Company has benefited during the current fiscal year from new product introductions and an expanded customer base. The Company continues to aggressively pursue new business opportunities and believes that demand for the Company's products will continue to grow. The Company also has several new products reaching completion of development, including OEM products for General Instrument, Scientific Atlanta, Philips, ADC, and others for which initial orders have been received.

Income Taxes
     Due to the significant net operating loss carryforward, the Company pays minimum income taxes.

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

     Demand for the Company's status monitoring systems has increased as monitoring of newer advanced distribution systems has become an important factor in increasing operating efficiency and reliability. The Company believes it is positioned favorably to take advantage of opportunities in the evolving "information superhighway", however, any increased demand for the Company's products related to this changing environment is subject to risk.

     In addition, the Company's operations are subject to competition and to the timing and success of new product introductions and the scheduling of orders by customers. Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance. Such factors could impact the trading price of the Company's common stock.

Financial Condition and Liquidity
     Cash generated by the Company's operating activities totaled $4,000 during the first nine months of fiscal 1997 compared to cash consumed of $2,473,000 in the comparable prior year period. The Company has funded operating losses out of its current cash balances, the issuance of $300,000 of warrants in June 1996 and cash provided by Lucent Technologies related to the settlement in the second quarter of fiscal 1997 of liabilities associated with the cancellation of open orders. The Company continues to finance a portion of its capital additions through the use of capital leases with various lenders.

     The Company continues to focus on increasing its revenue levels sufficient to achieve profitability. The Company believes that its sources of liquidity, including projected cash flows from operations and the net operating loss carryforwards, will satisfy its projected capital requirements for at least the next twelve months. However, should operating losses continue for an extended period, the Company would be required to take action to reduce expenditures and/or obtain additional financing from outside sources.

     Capital additions totaled $557,000 and $466,000 in the first nine months of fiscal 1997 and 1996, respectively, which includes computers and manufacturing and test equipment. The Company financed $195,000 and $103,000 of such expenditures with capital leases for the nine month period ended December 28, 1996 and December 30, 1995, respectively.

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

  (a) Registrant's Annual Meeting of Stockholders was held on October 17, 1996.

  (b) Directors elected at the Annual Meeting:

                                                Number of Votes
                                          For          Against        Abstain
       ----------------------------------------------------------------------
       Henry I. Boreen                27,446,273       27,359          53,212
       Keith D. Schneck               27,446,132        8,500          53,212
       Herman O. Benninghoff, II      27,246,132        8,500         253,212
       R. Barry Borden                27,446,332        9,600          54,212
       Alvin Hoffman                  27,446,273        9,800          54,212
       Burt Hoffman                   27,446,232        9,700          54,212
       Hal Krisbergh                  27,446,282        8,900          53,212
       Lemuel A. Tarshis, Ph.D.       27,444,082       11,200          53,125

  (c) Other matters voted upon favorably at the meeting:

      (i) Amend Article 4 of the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 40,000,000 shares to 50,000,000 shares;

                                             Number of Votes
                                For               Against             Abstain
                             ------------------------------------------------
                             27,254,547           204,147              49,150

      (ii) Amend the Company's 1991 Incentive Stock Option Plan to increase the aggregate number of shares of the Company's Common Stock authorized for issuance under the Plan from 4,000,000 to 5,000,000 shares.


                                             Number of Votes
                                For               Against             Abstain
                             ------------------------------------------------
                             26,825,530           303,232              55,150

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

  (a) Exhibits.
           27 - Financial Data Schedule

  (b) No reports on Form 8-K have been filed for the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AM COMMUNICATIONS, INC.
                                           (Registrant)


Date:  February 10, 1997           By: /s/ Keith D. Schneck
       -----------------               -------------------------------------
                                       Keith D. Schneck
                                       President and Chief Financial Officer