Form 10KSB
period 1997-03-29
AM COMMUNICATIONS INC
filed 1997-06-27
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 (Fee Required) for the fiscal year ended March 29, 1997
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
    of 1934 (No Fee Required) for the transition period from         to
                                                            ---------  ---------

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

           Delaware                                       23-1922958
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Blvd, Quakertown, Pennsylvania                          18951-2237
-------------------------------------------                          ----------
  (Address of principal executive offices)                           (Zip Code)

Issuer's Telephone Number:  (215)-538-8700
                            --------------

Securities Registered Under Section 12(b) of the Act:
                  Title of Each Class                      Name of Each Exchange
                                                           on Which Registered
                           None
--------------------------------------------------------------------------------

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
Yes  X   No
   -----   -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
     Issuer's revenues for fiscal year ended March 29, 1997 were $10,510,000.
     On June 9, 1997, the aggregate market value of Registrant's outstanding voting (Common) Stock held by non-affiliates, was approximately $5,990,936 (based on the average between the bid and the asked prices of such stock on that date).
     On June 9, 1997, there were 31,042,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

        PART I
Item 1. Description of Business

     AM Communications, Inc. (the "Company", "AM"), a Delaware Corporation, designs, manufactures and markets network monitoring systems, which include hardware and software, to the broadband communications market, primarily for cable TV (CATV) systems. AM has applied its technical strengths in RF communications, microprocessor controlled circuits and application software to produce a proprietary system that allows CATV operators to monitor the performance and operation of the complete broadband distribution network, thereby enhancing network reliability and optimizing performance. The Company's principal activity from its formation in 1974 to 1989 was the construction of cable TV systems, which was discontinued in 1989. The Company's current products have been the result of a diversification strategy undertaken during the late 1980's.

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

     The Company also provides performance monitoring products designed to assist cable TV operators in collecting and analyzing the data associated with the mandated FCC system proof of performance tests and to assess operating characteristics of the system at remote points. Performance monitoring units can make frequency response measurements from 40 MHz through 1 GHz, can measure RF levels against alarm limits, analyze noise, distortion, and hum, and measure channel frequencies. They also perform real-time spectrum analysis and system sweep measures, with the results displayed in high-resolution color graphics.

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

     The communications network conceived to be able to handle the range of voice, video and data being planned has been termed the "information superhighway". Both CATV operators and telephone providers desiring to provide video services recognize a need to upgrade their existing communications networks to provide two-way transmission and receipt of services in the near future in order to deliver the wide range of services planned. The Company has experienced increased demand for status and performance monitoring products as the monitoring function has become a critical component to improve operating efficiencies and insure the reliability of the new communications networks.

     In response to this recent increased demand for monitoring systems, the Company significantly increased its development expenditures in fiscal 1996 and 1997, and during fiscal 1997 introduced the OmniStat(TM) System, an advanced status monitoring system for broadband networks. The OmniStat(TM) system represents the second generation of monitoring technology built on the Company's legacy technical monitoring system platform.

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

     OmniProbe transponders are available for virtually every major brand and type of network distribution equipment, including amplifiers, power supplies, and optical nodes. The Company currently has over 40 different transponders and has 10 currently in design. Products include new models with features such as frequency agility communications and downloadable firmware and existing legacy AM monitor products.

     OmniProbe amplifier monitors are available for popular amplifier brands. These transponders monitor amplifier internal currents, voltages, signal levels, and temperature and perform certain control functions.

     OmniProbe power supply transponders monitor and control the status of standby power packs and provide notice of local power failures, state of batteries, input and output voltages, output current demand, and enclosure temperature and monitor the RF levels of the system monitoring communications channels.

     OmniProbe fiber node transponders monitor and control the operation of the fiber optic node equipment and measure the optical power received by the node, as well as the power supply voltages, currents, and temperature within the node. Node monitors also allow remote control of the possible operational modes of the node.

     The OmniMCU is based on an industrial PC platform, and features intelligent, frequency agile RF modem cards manufactured by AM. The OmniMCU polls transponders at the rate of 250 units/second, and processes transponder alarms in less than 3 seconds, regardless of system size. Each OmniMCU can control up to 10,000 OmniProbe transponders. The Company commenced shipment of the OmniMCU during the first quarter of fiscal 1998.

     The Company's strategy has been to form close working relationships with the major OEM CATV network suppliers and to develop customized monitors which meet the specific requirements, including size and performance characteristics, for each type of network equipment offered. The Company's system is generally inter-operable with most cable network distribution and transmission equipment. The Company believes it has the broadest monitoring product line in the monitoring industry.

     In addition, several of the major network equipment suppliers have entered into OEM agreements with AM to private label the AM product. The Company currently has OEM agreements or provides OEM private label products to ADC Communications, Lucent Technologies, General Instrument, Scientific-Atlanta and Philips Broadband Systems.

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

Major Customers
---------------

     Three customers in fiscal 1997 and two customers in fiscal 1996 accounted for 10% or more of the Company's total revenues as follows: 18%, 15% and 14% in fiscal 1997 and 60% and 12% in fiscal 1996. There is no assurance that any of such customers will be the source of significant revenues to the Company during the next fiscal year. The Company's customer base changes from year to year due, in part, to industry rebuild and upgrade cycles.

Backlog
-------

     At June 9, 1997, the Company's backlog of orders totaled $7.4 million as compared with a backlog of $2.4 million as of June 11, 1996. All orders in the backlog are expected to ship during fiscal 1998.

Marketing and Markets
---------------------

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

     The Company's marketing activity is also directed towards establishing strategic OEM relationships in which the OEM customer will purchase private label versions of the Company's products and include them as part of an integrated package to the OEM's customers. The OEM strategy allows the Company to greatly expand its selling presence, particularly in the international markets. The Company also utilizes its OEM relationships to assist in defining new products. Direct end user customers and sales representatives generated 37% of the Company's sales, and OEM partnerships generated 63% of sales during fiscal 1997 compared to 27% and 73%, respectively in fiscal 1996.

Manufacturing and Supplies
--------------------------

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

Product Development
-------------------

     Certain areas of the Company's business involve sophisticated technology and undergo rapid technological change. The Company's ability to compete successfully in these areas will depend upon the continued refining and enhancing of its existing products and its development of new products.

     The Company currently maintains OEM agreements with or provides private label versions of its products to ADC, General Instrument (GI), Lucent Technologies (Lucent), Scientific Atlanta and Philips Broadband Networks (Philips). Under these agreements, the Company generally designs customer specific versions of its monitoring products and allows OEM's to purchase private label versions of these products for resale. Development is undertaken pursuant to an agreement which may include funding of a portion of the development costs by the OEM. Revenue from custom development efforts specific to original equipment manufacturers ("OEMs") is recognized as contractual milestones are achieved. Under certain instances, the Company may market the OEM specific products directly and pay the OEM a royalty. The OEM agreements do not require the purchase of any minimum quantity of product. The OEM's generally have rights to access the technology and manufacture the products provided by AM should AM default on the Agreements.

     The Company continues to work towards establishing new OEM relationships as well as expanding existing relationships. Revenues from OEMs for research and development totaled $667,000 and $456,000 in fiscal 1997 and 1996, respectively.

     The Company's research and development costs totaled $4.0 million in fiscal 1997 and $2.2 million in fiscal 1996.

Competition
-----------

     The diversity of a provider's product lines, including compatibility with OEM distribution equipment, product features, software, equipment reliability, price, technical support and warranty terms is the major competitive factor in the CATV network monitoring market. The Company has substantially increased its spending in research and development and marketing during fiscal 1996 and fiscal 1997 and believes that it has improved its competitive position with respect to these factors.

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

     There can be no assurance that either existing or new competitors will not develop products or provide services that are more advanced than the Company's products or services or achieve greater market acceptance. Cable Labs, a CATV industry standards setting committee, has recently formulated a committee to work to establish technical standards for status monitoring systems. The goal of the committee, in which the Company is a participant, is to develop a standards based specification for a low cost monitor which would enable a more widespread use of monitoring within CATV networks. The Company is unable to assess the impact of these activities at the present time, however, the development of standards for status monitoring could result in additional competitors offering monitoring solutions or downward pressure on pricing and margins.

Warranties
----------

     The Company warrants its products against defects in materials and workmanship for up to five years for its performance/status monitoring products. Warranties on these products are on a repair or replacement policy.

Patent Protection
-----------------

     It is the Company's policy to seek patents on significant products and systems where possible and to take other measures to protect proprietary information concerning its products and systems. The Company holds several patents relating to its status monitoring products.

Government Regulation
---------------------

     The Company's manufacturing activities are not subject to any significant direct governmental regulations, other than those generally applicable to manufacturers.

Employees
---------

     As of June 9, 1997, the Company had 90 full-time employees including 9 in administration, 8 in marketing and sales, 42 in engineering, and 31 in manufacturing. In addition, the Company utilizes contract employees and temporary employees to meet peak production demands or special project needs.


Item 2. Description of Property.

     The Company's office and production operations are located in Quakertown, PA in a 40,000 sq. ft. modern leased facility. The Company's lease expires on January 31, 2002.

Item 3. Legal Matters.

     On June 6, 1996, the Company was served with a lawsuit filed by Computer Aid, Inc. in the District Court of Eastern PA. The lawsuit, which named the Company and other parties, including Hewlett-Packard, Inc., as defendants, alleged that the defendants acted to wrongfully assert dominion over and exploit Computer Aid's software product, misappropriated trade secrets and prevented Computer Aid from marketing its product. The suit sought damages in excess of $100 million. After legal discovery, Computer Aid withdrew its lawsuit and dismissed all claims against the Company on June 12, 1997.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.


        PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

     The Company's Common Stock is traded in the over-the-counter market under the symbol AMCM. The following table sets forth the closing bid quotations as supplied by NASD market makers. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                            Bid Quotations
                                            --------------
Fiscal Quarter                               High     Low
--------------                               ----     ---
     1996
     ----
         First Quarter                      2 1/2    1 1/8
         Second Quarter                    1 9/16   1
         Third Quarter                      13/16      3/4
         Fourth Quarter                     11/16     9/16

     1997
     ----
         First Quarter                      15/16     7/16
         Second Quarter                       7/8      5/8
         Third Quarter                      11/16      3/8
         Fourth Quarter                     13/16      1/2


     As of June 9, 1997 there were approximately 1,026 holders of record of the Company's Common Stock.

     The Company has never declared nor paid any dividends on its Common Stock. The Board of Directors currently intends to retain any earnings for use in the Company's business, and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Operations

     AM Communications is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. In response to increased demand for network monitoring systems from the CATV industry, the Company has undertaken a strategy over the past two years to significantly upgrade and enhance its products and technology. This has resulted in a significant expansion of research and development and marketing expenditures for fiscal 1997 and 1996. During fiscal 1997, the Company commenced shipment of its new OmniStat(TM) system which includes new application software, a new control unit and new field transponders. The costs of developing this system has resulted in large operating losses reported for fiscal 1997 and 1996. See "Description of Business".

     The Company expects to continue its level of commitment to expand its business and anticipates revenue growth in fiscal 1998 due to the Company's present backlog and expanded customer base. However, no assurance can be provided that revenue levels will be sufficient to allow the Company to achieve profitability.

Results of Operations
---------------------
Fiscal 1997 vs. 1996
--------------------
                                           Fiscal 1997            Fiscal 1996
                                           -----------            -----------

Revenues                                      100.0%                 100.0%

Costs of Sales                                 54.4                   63.1
Selling, General and Administrative            24.6                   23.6
Research and Development                       38.5                   26.7
                                               ----                   ----

Operating Loss                                (17.5)                 (13.4)
Other Income                                    (.1)                   (.3)
                                           --------                -------

Loss Before Income Taxes                      (17.4)                 (13.1)
Income Tax Provision                           (8.9)                   (--)
                                           --------                -------

Net Loss                                      (26.3)%                (13.1)%
                                           ========                =======

Revenues
     Revenues for the fiscal year ended March 29, 1997 were $10.5 million, representing a 26% increase compared to fiscal 1996 revenues. Revenues for the fiscal year ended March 30, 1996 were $8.4 million, representing a 58.5% increase compared to fiscal 1995 revenues. The increase in revenues during fiscal 1997 is due to continued increased demand for the Company's status and performance monitoring products and the Company's success in expanding its OEM and CATV customer relationships. During fiscal 1997, the Company also introduced several new products including the new OmniStat(TM) System and new monitors developed as part of strategic OEM relationships. The Company maintains key strategic OEM relationships with Lucent Technologies, ADC Communications, General Instrument, and Philips and, in June 1996, signed an OEM agreement with Scientific-Atlanta.

     The Company diversified its customer base in fiscal 1997 with three customers individually contributing greater than 10% of revenues with the range being 14% to 18% of revenues. During fiscal 1996, 60% of the Company's revenues were derived from sales to one customer, Lucent Technologies. Revenues from this customer dropped to 15% of revenues in fiscal 1997 and are expected to decline in the future as the customer has curtailed the major project which involved the Company's products.

     Backlog at June 9, 1997 was $ 7.4 million, compared to $2.4 million at June 11, 1996 and $4.8 million at June 11, 1995. The increase in current backlog is due to the expansion of the Company's customer base as a result of the expanded marketing efforts which have added major new CATV operators and OEMs and the introduction of the OmniStat(TM) monitoring system. The Company is currently experiencing a significant increase in the volume (both quantity and dollar value) of new sales opportunities, driven by increased demand world-wide from both cable operators and major telephone providers which are entering the market for video and data services.

Cost of Sales
     Costs of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 54.4% of revenues in fiscal 1997 compared to 63.1% in fiscal 1996. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin. Gross margins improved in fiscal 1997 as the Company achieved cost reductions in material costs, replaced the Lucent business with a higher margin mix of new business, and did not require an increase in its inventory reserves.

     Cost of sales were impacted in fiscal year 1996 due to production inefficiencies and higher costs in ramping new products to volume production. This included excessive yield losses, product research, capacity limitations and expediting costs. The Company also recorded an inventory reserve of $300,000 in fiscal 1996 related to the costs of product transition to the new OmniStat(TM) system.

     Development and software revenues totaled $955,000 and $635,000 in fiscal 1997 and 1996, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are changed to research and development when incurred.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $2.6 million in fiscal 1997, compared to $2.0 million in fiscal 1996, representing a 31% increase. Expenses increased in 1997 due to increased marketing and sales costs related to expanded business opportunities, including establishment of a direct sales strategy, added field application engineers and support of new OEM customers. The Company expects S,G&A expenses to increase in the future, though at more moderate pace, as it continues to support added OEM customers and new customer efforts.

Research and Development
     Research and development expense increased $1.8 million to $4.0 million in fiscal 1997, compared to $2.2 million in fiscal 1996. Expenses increased in fiscal 1997 due to expanded OEM development efforts and expanded hardware and software development efforts. These efforts resulted in the introduction, in fiscal 1997, of the Company's OmniStat(TM) monitoring system. The Company expects research and development activities to continue to increase, though at more moderate levels, as it focuses on expanding development of new status monitoring products and software and evaluation of technology opportunities in related products and markets.

Operating Loss
     The Company experienced significant operating losses of $1.8 million and $1.1 million for fiscal 1997 and fiscal 1996, respectively. These losses were primarily due to the increased levels of research and development and marketing expenses as the Company developed and launched its OmniStat(TM) monitoring system.

Income Taxes
     Due to the significant net operating loss carry-forward, the Company pays minimum income taxes which include state income taxes and limited federal income taxes.

     During fiscal 1997, the Company evaluated the carrying value of its deferred tax asset which was recorded in fiscal 1995 and determined, after consideration of the current year's loss, that this asset should be fully reserved. Accordingly, an income tax expense adjustment of $936,000 was recorded to fully reserve this asset.

Industry Factors
     The cable and broadband communications industry is undergoing significant change as cable television (CATV) operators continue to expand and consolidate their operations. Operators are also implementing new interactive services such as video on demand, internet access and telephony. In addition, competition for video services has increased with new entrants, including telephone and satellite providers. This has resulted in existing CATV operators planning to expand and upgrade their distribution infrastructures and new providers planning to construct new distribution systems capable of providing a mix of services. There continues to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries, including governmental regulations, competing distribution technologies, and significant capital costs.

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

Liquidity and Capital Resources
-------------------------------

     In 1997, the Company's operating activities generated net cash of $211,000 due primarily from decreased levels of inventory and receivables and increased payables. Cash used in operations totaled $1,916,000 in fiscal 1996.

     The Company has financed its operations over the past two years with the cash proceeds of $2.6 million related to the exercise of 5.8 million warrants in April 1995. Additional cash was provided by the exercise of stock options during fiscal 1996 which provided an additional $266,000 and the issuance of warrants for $300,000 in fiscal 1997.

     As of March 29,1997, the Company's cash totaled $620,000 compared to $664,000 at March 30, 1996. The Company is focusing its efforts on reaching profitability through its expanded sales and marketing efforts which involve its new technology platform called OmniStat(TM), greater promotional and trade show activities, and expansion of OEM marketing activities. The Company believes that available sources of liquidity, including projected cash flows from operations, future equipment leasing arrangements, and the net tax operating loss carry forwards, will satisfy the projected working capital and capital expenditure requirements for at least the next twelve months.

     In June 1997, the Company received a $200,000 short-term loan from its principal stockholder to support inventory requirements related to the increased sales backlog.

     The Company currently has no bank line of credit and is currently working to establish such a financing line.

     Capital expenditures totaled $696,000 in fiscal 1997 and $594,000 in fiscal 1996 and include computers, manufacturing assembly and test equipment and facility related improvements and fixtures. Included in capital expenditures in fiscal 1997 and 1996 is $196,000 and $198,000, respectively, of equipment purchased under capital leases.

Accounting for Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) was adopted by the Company in April 1996 and the Company continued to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) with pro forma disclosures of net income and net income per share as if the fair value method applied.

Forward Looking Statements

     This Form 10-KSB discusses primarily historical information. Statements included in this Form 10-KSB, to the extent that they are forward looking, are based on current management expectations that involve a number of uncertainties and risks. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally; the competitive nature of the CATV network monitoring market; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and market demand.

Item 7. Financial Statements




                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
AM Communications, Inc.
Quakertown, Pennsylvania

We have audited the accompanying balance sheets of AM Communications, Inc. as of March 29, 1997 and March 30, 1996 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AM Communications, Inc. as of March 29, 1997 and March 30, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Philadelphia, Pennsylvania
May 9, 1997, except as to Notes 11 and 12, as to which the dates are June 11 and June 23, 1997, respectively.

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS


                                                                                Fiscal Year Ended
                                                                         March 29,             March 30,
                                                                           1997                  1996
                                                                       -----------           -----------
Revenues                                                               $10,510,000            $8,373,000

Costs and Expenses:
   Cost of Sales                                                         5,715,000             5,285,000
   Selling, General and Administrative                                   2,590,000             1,977,000
   Research and Development                                              4,045,000             2,234,000
                                                                       -----------           -----------

Operating Loss                                                          (1,840,000)           (1,123,000)
Other Income                                                               (15,000)              (34,000)
                                                                       -----------           -----------

Loss Before Income Taxes                                                (1,825,000)           (1,089,000)
Income Tax Provision                                                       936,000                12,000
                                                                       -----------           -----------

Net Loss                                                               $(2,761,000)          $(1,101,000)
                                                                       ===========           ===========

Loss Per Weighted Average Common
   and Common Equivalent Share                                              $(0.09)               $(0.04)
                                                                            ======                ======

Weighted Average Common Shares
   Outstanding Used in Computing
   Loss Per Share                                                       31,018,000            30,042,000
                                                                       ===========           ===========


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                         March 29,         March 30,
ASSETS                                                                    1997                1996
                                                                      ------------       ------------
Current Assets:
   Cash                                                               $    620,000       $    664,000
   Accounts Receivable, Less Allowance for Doubtful
      Accounts of $9,000 - 1997 and 1996                                 1,160,000          1,588,000
   Inventory                                                             2,106,000          2,334,000
   Prepaid Expenses and Other                                               68,000            112,000
   Deferred Tax Asset                                                          ---            229,000
                                                                      ------------       ------------
         Total Current Assets                                            3,954,000          4,927,000

Equipment and Fixtures, Net                                                899,000            565,000
Intangibles, Net of Accumulated Amortization of
   $478,000 - 1997 and $473,000 - 1996                                      58,000             54,000
Deferred Software Development Costs, Net of
   Accumulated Amortization of $573,000 - 1997,
   and $462,000 - 1996                                                      51,000            162,000
Other                                                                        7,000             20,000
Deferred Tax Asset                                                             ---            707,000
                                                                      ------------       ------------
Total Assets                                                          $  4,969,000       $  6,435,000
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                       $    133,000       $     63,000
   Accounts Payable                                                      1,672,000          1,233,000
   Advances                                                                177,000             39,000
   Accrued  Expenses                                                       652,000            375,000
                                                                      ------------       ------------
         Total Current Liabilities                                       2,634,000          1,710,000
                                                                      ------------       ------------

Capital Lease Obligations - Long Term                                      149,000            110,000
                                                                      ------------       ------------
         Total Liabilities                                            $  2,783,000       $  1,820,000
                                                                      ============       ============
Commitments and Contingencies
Stockholders' Equity:
   Senior Convertible Redeemable Preferred Stock,
      $100 Par Value, Authorized 1,000,000 Shares;
      Issued and Outstanding 25,825 Shares in 1997
      and 1996                                                           2,583,000          2,583,000
   Common Stock, $.10 Par Value, Authorized
      50,000,000 Shares in 1997 and 1996; Issued
      and Outstanding 31,042,296 Shares in 1997,
      30,962,962 Shares in 1996                                          3,104,000          3,096,000
Capital in Excess of Par                                                31,264,000         30,940,000
Accumulated Deficit                                                    (34,765,000)       (32,004,000)
                                                                      ------------       ------------
      Stockholders' Equity                                               2,186,000          4,615,000
                                                                      ------------       ------------
Total Liabilities and Stockholders' Equity                            $  4,969,000       $  6,435,000
                                                                      ============       ============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                      Preferred Stock                 Common Stock              Capital
                     -----------------            --------------------         in Excess      Accumulated
                    Shares       Amount           Shares        Amount           of Par         Deficit
                    ------       ------           ------        ------         ---------      -----------

Balance,
April 1, 1995       25,825     $2,583,000         24,564,391  $ 2,456,000   $  28,682,000    $(30,903,000)

Exercise of
Warrants                 ---         ---           5,848,570      585,000       2,047,000        ---

Exercise of
Incentive Stock
Options                  ---         ---             550,001       55,000         211,000         ---

Net Loss
for Year Ended
March 30, 1996          ---         ---               ---          ---             ---         (1,101,000)
                    ------     ----------         ----------    ----------    -----------    ------------
Balance,
March 30, 1996      25,825     $2,583,000         30,962,962    $3,096,000    $30,940,000    $(32,004,000)
                    ======     ==========         ==========    ==========    ===========    ============

Issuance of
Warrants                ---         ---              ---           ---            300,000         ---

Exercise of
Incentive Stock
Options                 ---         ---               79,334        8,000          24,000          ---

Net Loss
for Year Ended
March 29, 1997          ---         ---              ---           ---            ---          (2,761,000)
                    ------     ----------         ----------    ----------    -----------    ------------
Balance,
March 29, 1997      25,825     $2,583,000         31,042,296   $ 3,104,000    $31,264,000    $(34,765,000)
                    ======     ==========         ==========    ==========    ===========    ============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             Fiscal Year Ended
                                                                         March 29,          March 30,
                                                                           1997               1996
                                                                       -----------        -----------
Cash Flows from Operating Activities:
   Net Loss                                                            $(2,761,000)       $(1,101,000)
   Adjustments to Reconcile Net Loss to Net
   Cash Provided By (Used In) Operating Activities:
      Depreciation and Amortization                                        469,000            372,000
      Deferred Income Taxes                                                936,000                ---
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                                               428,000           (777,000)
         Inventory                                                         228,000           (974,000)
         Prepaid Expenses and Other                                         57,000            (71,000)
         Accounts Payable                                                  439,000            633,000
         Advances                                                          138,000             22,000
         Accrued Expenses                                                  277,000            (20,000)
                                                                       -----------        -----------
Net Cash Provided By (Used In) Operating Activities                        211,000         (1,916,000)
                                                                       -----------        -----------
Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                            (500,000)          (396,000)
                                                                       -----------        -----------
Net Cash Used In Investing Activities                                     (500,000)          (396,000)
                                                                       -----------        -----------
Cash Flows from Financing Activities:
   Exercise of Warrants and Stock Options                                   32,000          2,547,000
   Issuance of Warrants                                                    300,000               ---
   Payments Under Capital Lease Obligations                                (87,000)           (25,000)
                                                                       -----------        -----------
Net Cash Provided By Financing Activities                                  245,000          2,522,000
                                                                       -----------        -----------
Net Increase (Decrease) in Cash                                            (44,000)           210,000
Cash:
   Beginning                                                               664,000            454,000
                                                                       -----------        -----------
   Ending                                                              $   620,000        $   664,000
                                                                       ===========        ===========
Interest Paid                                                          $    25,000        $     9,000
                                                                       ===========        ===========
Income Taxes Paid                                                      $       ---        $    37,000
                                                                       ===========        ===========
Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                             $   196,000        $   198,000
                                                                       ===========        ===========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies:

Description of Business
-----------------------

     AM Communications, Inc. (the "Company", "AM"), a Delaware Corporation, designs, manufactures and markets network monitoring systems which include hardware and software to the broadband communications markets, primarily for cable TV systems.

Fiscal Year
-----------

     The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ending March 29, 1997 and March 30,1996 included 52 weeks each.

Revenue Recognition
-------------------

     AM Communications, Inc. (the "Company") derives its revenues principally from sales of its products to the cable TV industry. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon the shipment of the product. Revenue from custom development efforts specific to original equipment manufacturers ("OEMs") is recognized as contractual milestones are achieved.

     In 1996, revenue of approximately $300,000 was recognized under a bill-and-hold transaction related to the cancellation of certain purchase orders as discussed in Note 9 to the financial statements.

Inventory
---------

     Manufacturing inventory which comprises raw materials, work-in-process and finished goods is valued at the lower of cost (first-in, first-out method) or market.

Equipment and Fixtures
----------------------

     Equipment and fixtures are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Intangibles
-----------

     Intangibles include goodwill and the costs associated with the acquisition of patents and fees for the successful defense of patents. Goodwill is being amortized over 40 years and amortization of patents is being provided on a straight-line basis, over their estimated useful lives of five years. Costs related to unsuccessful patents or patents relating to products no longer manufactured are written off. Effective March 30, 1997, goodwill is being amortized over three years.

Deferred Software Development Costs
-----------------------------------

     Costs incurred for the successful production of computer software that is used as an integral part of certain of the Company's products are not capitalized until technological feasibility has been established for the software, and all research and development activities for the software and for the other components of the product have been completed. Deferred software development costs consist of direct salaries, related payroll costs and other direct costs. Amortization, on a product-by-product basis, commences upon the product's general release to customers and occurs over a period of three years as a function of estimated product life. Amortization of deferred software development costs charged to research and development expense was $111,000 for the year ended March 29, 1997 and $146,000 for the year ended March 30, 1996. Other research and development costs are expensed currently. None of the Company's software development efforts in fiscal 1997 or 1996 met the requirements for capitalization.

Income Taxes
------------

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Use of Estimates
----------------

     The management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Stock Based Compensation
------------------------

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) was adopted by the Company in April 1996 and the Company continued to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) with pro forma disclosures of net income and net income per share as if the fair value method applied, as discussed in
Note 10.

Loss Per Common Share
---------------------

     Loss per common and common equivalent share has been computed based on the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable (to the extent such shares have a dilutive effect) for convertible preferred stock, options and warrants. In loss years, common stock equivalents are not included in the calculation of loss per share.

Reclassifications
-----------------

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 2. Inventory:
                                            March 29,        March 30,
                                              1997             1996
                                           ----------       ----------
              Raw Material                 $2,106,000       $2,205,000
              Work-in-Process                 749,000        1,087,000
              Finished Goods                  391,000          310,000
                                           ----------       ----------
                                            3,246,000        3,602,000
              Inventory Reserve            (1,140,000)      (1,268,000)
                                           ----------       ----------
              Net Inventory                $2,106,000       $2,334,000
                                           ==========       ==========

     The Company evaluates the inventory reserve annually to reflect product line transitions which have resulted from new product development. The reserve represents management's estimate of excess inventory not usable in new product generations.

Note 3. Equipment and Fixtures:

                             Estimated          March 29,         March 30,
                             Useful Lives         1997              1996
                             ------------      ----------        ----------
 Equipment                   3-5 yrs.          $3,587,000        $3,134,000
 Furniture and Fixtures      3-5 yrs.             294,000           172,000
 Leasehold Improvements        5 yrs.             116,000            27,000
                                               ----------        ----------
                                                3,997,000         3,333,000
 Accumulated Depreciation
  & Amortization                               (3,098,000)       (2,768,000)
                                               ----------        ----------
                                               $  899,000        $  565,000
                                               ==========        ==========

Note 4.  Related Party Transactions:

     Under a consulting agreement, Lemuel A. Tarshis, a Director of the Company, was paid $24,000 during fiscal 1997.

Note 5. Accrued Expenses:

     Accrued expenses consist of the following items:

                                          March 29,          March 30,
                                            1997               1996
                                          ---------          ---------
Accrued Compensation                      $291,000           $182,000
Accrued Rent                                98,000              ---
Accrued Real Estate Taxes                   27,000              ---
Warranty Reserve                            55,000             25,000
Accrued Taxes                                2,000              1,000
Accrued Professional Fees                   47,000             32,000
Other                                      132,000            135,000
                                          --------           --------
                                          $652,000           $375,000
                                          ========           ========

Note 6. Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision (benefit) for income taxes consisted of:

                                                  Fiscal 1997    Fiscal 1996
                                                  -----------    -----------

           Current Income Taxes                   $     ---      $   12,000
           Deferred Income Taxes                   (1,064,000)     (708,000)
           Change in Valuation Allowance            2,000,000       708,000
                                                  -----------    ----------
           Net                                    $   936,000    $   12,000
                                                  ===========    ==========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:


                                                        Fiscal 1997  Fiscal 1996
                                                        -----------  -----------
       Federal Income Tax Provision at Statutory Rate   $ (620,000)  $(370,000)
       State Income Taxes, Net of Federal Benefit         (120,000)    (37,000)
       Research and Development Credits                   (149,000)    (50,000)
       Other Permanent Differencies                       (175,000)   (239,000)
       Change in Valuation Allowance                     2,000,000     708,000
                                                        ----------    --------
         Income Tax Provision                           $  936,000    $ 12,000
                                                        ==========    ========



     The components of the net deferred tax asset as of March 29, 1997 and March 30, 1996 were as follows:


                                                     March 29,      March  30,
                                                       1997            1996
                                                    -----------     ----------
         Deferred Tax Items:
              Inventory                              $  463,000     $  515,000
              Accrued Expenses and Reserves             123,000         98,000
              Net Operating Loss Carryforwards        7,811,000      6,869,000
              Tax Credit Carryforwards                  675,000        526,000
              Valuation Allowance                    (9,072,000)    (7,072,000)
                                                    -----------     ----------
              Net Deferred Tax Assets               $    ---        $  936,000
                                                    ===========     ==========

     During fiscal 1997, the Company evaluated the carrying value of the deferred tax asset which was established in fiscal 1995, and determined, after consideration of the current year's loss, that this asset should be fully reserved. Accordingly, income tax expense of $936,000 was recognized in fiscal 1997 to fully reserve this asset.

     The Company has total net operating loss carryforwards available to offset future taxable income of $27,301,000 expiring at various times from 1998 to 2012. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may expire unulitized.

Note 7.  Operating Leases:

     The Company leases its facility under a lease expiring in January 2002. The Company also leases certain equipment under short term leases. Rental expense charged to operations for fiscal years 1997 and 1996 was $275,000 and $250,000, respectively.

     Future minimum lease commitments under the Company's facility lease are:

                  1998                      198,000
                  1999                      279,000
                  2000                      300,000
                  2001                      350,000
                  2002                      322,000
                                         ----------
                                         $1,449,000
                                         ==========

Note 8.  Obligations Under Capital Leases:

     The Company has capital lease agreements for machinery and equipment as follows:

                                              March 29,         March 30,
                                                1997              1996
                                            ---------         ---------
              Capitalized cost              $ 482,000         $ 286,000
              Accumulated amortization       (219,000)         (118,000)
                                            ---------         ---------
                                            $ 263,000         $ 168,000
                                            =========         =========

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for following fiscal years, together with the present value of the net minimum lease payments as of March 29, 1997, are:

     1998                                                       $155,000
     1999                                                        117,000
     2000                                                         42,000
                                                                --------
     Total minimum lease payments                                314,000
     Less amount representing interest                            32,000
                                                                --------
     Present value of net minimum lease payments                 282,000
     Less current maturities                                     133,000
                                                                --------
     Capital lease obligations - long term                      $149,000
                                                                ========

Note 9.  Business, Major Customers, and Credit Risk:

     The Company operates in one business segment which manufactures and supplies products and services to the broadband telecommunications and the cable TV industries. The majority of the Company's revenues and accounts receivable relate to customers in these industries.

     Three customers in fiscal 1997 and two customers in 1996 accounted for 10% or more of the Company's revenues as follows: 18%,15%, and 14% in fiscal 1997 and 60%, and 12% in fiscal 1996.

     In the fourth quarter of fiscal 1996, the Company was notified by the OEM that contributed 60% of fiscal 1996 revenue that unfilled open orders totaling $2 million were put on hold. In fiscal 1997, the Company reached an agreement to cancel a portion of these orders as part of a negotiated settlement which provided cash payments to AM sufficient to cover the carrying cost of inventory related to these orders.

Note 10. Capital Stock:

     The Company has an incentive stock option plan (the "1991 Plan") for its employees. Under this Plan, options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. In October 1996, the stockholders approved an increase in the number of shares available under the 1991 Plan from 4,000,000 to 5,000,000.

     A prior plan (the "1982 Plan") covering 2,100,000 shares expired on March 24, 1992. Options granted under this plan expire 10 years after the date of grant.

     The following summary shows the aggregate stock option activity expressed in shares for the 1982 and 1991 Plans:
                                                 Fiscal Years Ended
                                            March 29,          March 30,
                                               1997              1996
                                            ---------         ----------
     Outstanding at Beginning of Year       3,885,333          3,949,333
     Granted                                2,073,000            582,000
     Terminated                              (168,166)           (85,999)
     Expired                                  (14,000)           (10,000)
     Exercised                                (79,334)          (550,001)
                                            ---------          ---------
     Outstanding at End of Year             5,696,833          3,885,333
                                            =========          =========
     Available for Grant                      391,665          1,384,667
                                            =========          =========
     Exercisable at End of Year             3,701,334          2,843,686
                                            =========          =========

     Price Range of Options Outstanding at March 29, 1997 - $0.21 - $1.44 (Weighted Average - $0.55)

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                      Fiscal Years Ended
                                    March 29,         March 30,
                                      1997              1996
                                  ------------     ------------
Net loss          As Reported     $(2,761,000)     $(1,101,000)
                    Pro forma     $(3,052,000)     $(1,257,000)
Loss per share    As Reported     $      (.09)     $      (.04)
                    Pro forma     $      (.10)     $      (.04)

     The per share weighted-average fair value of stock options granted during fiscal year 1997 and 1996 was $.28 and $.29 on the date of grant calculated using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                       Fiscal Years Ended
                                                    March 29,          March 30,
                                                     1997                1996
                                                    ---------          ---------

Expected Life (Years)                                  5.0              5.5
Risk-Free Interest Rate                               6.10%            6.67%
Volatility                                              60%              60%
Dividend Yield                                           0%               0%

     Pro forma net income reflects only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 2, 1995 is not considered.

     At March 29, 1997, the following warrants to purchase the Company's common stock were outstanding:

   Issued in            Expiration             Exercise           Number of
  Fiscal Year              Date                 Price              Shares
  -----------          --------------          --------          ----------
    1993               March 18, 1998           $0.45              300,000
    1996                 July 1, 2004           $1.00            1,500,000

     During April 1995, warrants to purchase a total of 5,848,470 shares of common stock were exercised at $.45 per share with cash proceeds totaling $1,781,000.

     In July 1996, the Company issued warrants to purchase 1,500,000 shares of common stock at $1.00 per share in return for $300,000 cash. These warrants become exercisable at the rate of 500,000 shares per year commencing July 1, 1997 and expire five years after they become exercisable.

          Alvin Hoffman, the Company's majority stockholder and a director, owns the 25,825 shares of Senior Convertible Redeemable Preferred Stock which is convertible into Common Stock at $1.00 per share. Such stock is redeemable at the Company's option under certain circumstances should the holder not elect to convert. In addition, upon the occurrence of certain events (e.g. - sale of the Company, merger, bankruptcy), the Company may be required by the holder of any shares of the Senior Convertible Redeemable Preferred Stock, to redeem, either in whole or in part, shares of this Senior Convertible Redeemable Preferred Stock at a price of $100 per share, which such redeemable shares shall then be retired and not reissued.

     In addition to the Senior Convertible Redeemable Preferred Stock, the Company has authorized 974,175 additional shares of Preferred Stock, $.10 par value, none of which are outstanding as of March 29, 1997.

Note 11. Commitments and Contingencies

     On June 6, 1996 the Company was served with a lawsuit filed by Computer Aid, Inc. in the District Court of Eastern PA. The lawsuit, which named the Company and other defendants including Hewlett-Packard, Inc. alleged that the defendants acted to wrongfully assert dominion over and exploit Computer Aid's software product, misappropriated trade secrets and prevented Computer Aid from marketing its product. The suit sought damages in excess of $100 million. After legal discovery, Computer Aid withdrew its lawsuit and dismissed all claims against the Company on June 12, 1997.

Note 12. Subsequent Events

     In June 1997, the Company received a short term loan of $200,000 from its principal stockholder.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     During the fourth quarter of the year ended March 31, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission, dated January 16, 1996, pertaining to the change in its accountants from Deloitte & Touche LLP to KPMG Peat Marwick LLP.

        PART III

Item 9. Directors,  Executive Officers, Promoters and Control Persons;
                    Compliance With Section 16(a) of the Exchange Act

Name                               Age                      Position
----                               ---                      --------
Henry I. Boreen (1)                70         Chairman, Chief Executive Officer,
                                              and Director
Keith D. Schneck                   42         President, Chief Financial Officer
                                              and Director
Robert Vogel                       36         Senior Vice President, Sales and
                                              Marketing
David L. DeLane                    57         Vice President, Sales
Michael L. Quelly                  43         Vice President, Engineering
Joseph D. Rocci                    49         Vice President, Product Technology
Herman O. Benninghoff, II (2)      66         Director
R. Barry Borden (2)                57         Director
Alvin Hoffman (1) (2)              68         Director
Burt Hoffman (2)                   43         Director
Hal Krisbergh (1)                  49         Director
Lemuel A. Tarshis, Ph.D.           56         Director

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

     Henry I. Boreen has been a director of the Company since 1985 and has served as Chairman and Chief Executive Officer since October 1990. He also has served as Chief Financial Officer and President from 1990 through April 1995. He has been Chief Executive Officer and director of HIB International, Inc., which participates in high technology joint ventures, since 1985. Mr. Boreen is also Chairman and interim chief executive officer of Integrated Circuit Systems, a publicly held company.

     Keith D. Schneck joined the Company in April 1995 as President and Chief Financial Officer and became a Director in June 1995. From 1987 until he joined the Company, Mr. Schneck held senior management positions at Integrated Circuit Systems, Inc. including Chief Operating Officer and Senior Vice President, Finance.

     Robert Vogel joined the Company in January 1996 as Vice President, Strategic Marketing. Since April 1997, he has served as Senior Vice President, Sales and Marketing. From 1993 until he joined the Company, Mr. Vogel served as Director of Digital Systems at General Instrument Corporation. Prior to 1993, Mr. Vogel was a principal owner for seven years of ISCG (Integrated Systems Consulting Group), a software and integration consulting firm.

     David L. DeLane joined the Company in January 1988 as Vice President, Sales and Marketing. From 1986 until he joined the Company, Mr. DeLane served as Vice President, Marketing and Sales for the LC Systems Division of Eagle-Picher Industries, Inc.

     Michael L. Quelly joined the Company in 1982. He has served as Vice President, Engineering from September 1989 to the present, except for the period October 1990 through March 1995 when he also was Executive Vice President. He was employed by E-Com Corporation from 1975 until the Company's acquisition of E-Com Corporation in 1982.

     Joseph D. Rocci joined the Company in October 1983 as Director of Engineering and in 1988 was appointed Vice President of Products and Technology.

     Herman O. Benninghoff, II has served as a director of the Company since February 1988. He has been the Chairman of the Board of the Philadelphia Pipe Bending Co., Philadelphia, PA and D Kay Fabricators, Inc., Youngstown, OH since 1977. He is a director and principal in Philadelphia Pipe Bending Co., Philadelphia, PA.

     R. Barry Borden has been a director of the Company since October 1996. Since 1984, Mr. Borden has served as President of LMA Group, Inc., a general management consulting firm. He previously has held executive level positions with other high technology companies including Mergent International, Cricket Software, Inc., Franklin Computer Corporation and Delta Data Systems. Mr. Borden is also a director of Opcode Systems, Matterhorn Growth Fund, and Scangraphics, a publicly held company.

     Alvin Hoffman was appointed a director of the Company in March 1995. He has been a private investor and a registered broker with Makefield Securities in Boca Raton, Florida since 1982.

     Burt Hoffman has served as a director of the Company since October 1996. Mr. B. Hoffman has served as an investment manager and a broker with Makefield Securities since 1985 and is the son of Mr. Alvin Hoffman.

     Hal Krisbergh was appointed a director of the Company in October 1996. He is President of WorldGate Communications located in Rydal, PA and is also a director of Ortel Corporation. Mr. Krisbergh previously served as President of the Communications Division of General Instrument Corporation from 1981 to 1994.

     Lemuel A. Tarshis was elected director of the Company in October 1996. Dr. Tarshis is a private consultant and also has been associated with Assessment Alternatives, Inc., a management consulting firm since 1992. He also is a director and research professor at Stevens Institute of Technology since 1991. Dr. Tarshis held vice president positions with General Instrument Corporation from 1986 to 1990.

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. The Company believes that during the fiscal year of the Company ended on March 29, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were timely satisfied.

Item 10. Executive Compensation

     The following tables set forth certain information concerning (a) the cash remuneration paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each executive officer of the Company whose cash compensation exceeded $100,000 per annum during any such year, and stock options granted during the last three fiscal years to each such individual.

                           Summary Compensation Table
                           --------------------------

                        Annual and Long Term Ction
Name & Principal             Fiscal                               Stock Options
   Position                   Year             Salary                  Awarded
-------------------------------------------------------------------------------
Henry I. Boreen              1997                ---                    50,000
Chairman and CEO             1996                ---                    10,000
                             1995                ---                       ---
-------------------------------------------------------------------------------
Keith D. Schneck             1997              116,000                 400,000
President and CFO            1996               90,000                 450,000
                             1995 *              ---                       ---

* Mr. Schneck began his employment with the Company in fiscal year 1996.

                           Summary Option Grant Table
                           --------------------------


                                                           % of Total
                                No. of Securities         Options Granted        Exercise
                      Fiscal    Underlying Options        to Employees           Price         Expiration
                      Year      Granted                   in Fiscal Year         ($/Share)     Date
                      -----     ------------------        ----------------       ---------     ----------
Henry I. Boreen       1997             40,000                 Nil                   $.50         1/03/07
                      1996             10,000                 Nil                   $.54         7/01/06
                      1995             10,000                 Nil                   $.84         7/31/05
--------------------------------------------------------------------------------------------------------
Keith D. Schneck      1997            400,000                 24%                   $.50         1/03/07
                      1996            150,000                 20%                   $.69         3/16/05
                                      300,000                 40%                   $.69         3/16/05
                      1995              ---                   ---                    ---           ---

                                       28

     The following table sets forth certain information pertaining to the stock options held by the individuals named in the Summary Cash Compensation Table:

                       Fiscal 1997 Year End Option Values
                       ----------------------------------

                                  Number of                          Value of
                             Unexercised Options               In-the-Money Options
                              At Fiscal Year End               at March 29, 1997(1)
                       ------------------------------      -----------------------------
Name                   Exercisable      Unexercisable      Exercisable     Unexercisable
----                   -----------      -------------      -----------     -------------
Henry I. Boreen        925,000                ---          $110,500             ---
Keith D. Schneck       300,000                ---             ---               ---


     (1) Value is based upon the closing price of the stock on March 29, 1997, less the exercise price.

     There were no stock option or stock appreciation rights exercised by Mr. Boreen or Mr. Schneck during the last fiscal year. The Company does not maintain any long term incentive plans for its officers.

     Directors who are not officers or employees of the Company are paid $500 for each Board of Directors meeting and Committee meeting attended. In addition to the standard director fees, each director was granted options to purchase 50,000 shares at an exercise price of $0.50 on January 3, 1997.

     The Company does not have any employment contracts or arrangements with any of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of June 9, 1997 with respect to each person and entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, each director of the Company and each executive officer listed in the cash compensation table who owns shares of common stock, and all officers and directors of the Company as a group.

                                              Beneficial Ownership
                                   -------------------------------------------
Beneficial Owner (1) (2)               Amount              Percentage of Class
-------------------------              ------              -------------------
Alvin Hoffman                       18,097,337 (3)               53.7%
Henry I. Boreen                      1,655,765 (4)                5.2%
Burt Hoffman                         1,145,510 (5)                3.7%
Keith D. Schneck                       402,500 (6)                1.3%
Herman O. Benninghoff, II              305,000 (7)                1.0%
Hal Krisbergh                           60,000 (8)                 *
R. Barry Borden                         60,000 (9)                 *
Lemuel A. Tarshis                       50,000 (10)                *
All Directors and Executive
Officers as a Group (12 Persons)    23,463,435 (11)               63.8%
   * Less than one percent.

     (1) To the best of the Company's knowledge, all shares of stock are owned beneficially, and sole voting and investment power is held with respect thereto, by the persons and entities named, except as otherwise noted. Share amounts include additional shares issuable pursuant to options or warrants held by such owners which are exercisable or may become exercisable within 60 days of the date hereof.

     (2) The address of all beneficial owners is c/o AM Communications, Inc., 100 Commerce Boulevard, Quakertown, PA 18951-2237.

     (3) The information concerning the beneficial ownership of Mr. Hoffman is based, in part, upon information furnished by Mr. Hoffman to the Company. The beneficial ownership indicated represents (i) an aggregate of 14,391,837 shares of Common Stock currently owned, (ii) 25,825 shares of Senior Convertible Preferred Stock convertible into 2,582,500 shares of Common Stock, (iii) 50,000 shares issuable pursuant to stock options, and (iv) 1,073,000 shares of Common Stock currently owned by Mr. Hoffman's wife. Mr. Hoffman disclaims beneficial ownership of the shares set forth in (iv) above.

     (4) Includes 100,000 shares which may be acquired upon the exercise of warrants and 925,000 shares issuable pursuant to stock options.

     (5) Includes 50,000 shares which may be acquired upon the exercise of warrants and 50,000 shares issuable pursuant to stock options.

     (6) Includes 300,000 shares issuable pursuant to stock options.

     (7) Includes 210,000 shares issuable pursuant to stock options.

     (8) Includes 60,000 shares issuable pursuant to stock options.

     (9) Includes 50,000 shares issuable pursuant to stock options.

     (10) Includes 50,000 shares issuable pursuant to stock options.

     (11) Includes an aggregate of 20,311,604 shares of Common Stock and Preferred Stock currently owned and 3,151,831 shares which may be acquired upon the exercise of options and warrants.

     All outstanding shares of the Company Senior Convertible Redeemable Preferred Stock as of June 9, 1997 are owned by Alvin Hoffman.

Item 12. Certain Relationships and Related Transactions

     During April 1995, warrants held by Messrs. Hoffman, Boreen, Bastian, Benninghoff along with those held by Keystone Venture II, L.P. were exercised. The exercise price was paid in cash except for $850,803 which was satisfied by a note receivable, bearing 8% interest, from Mr. Hoffman. The note was due and paid on June 30, 1995.

Item 13. Exhibits and Reports on Form 8-K

(a)  (1) Exhibits

     See end of exhibit list for footnote references indicated by asterisks.

        *3-a.  (3.1) Restated Certificate of Incorporation of Registrant.

        *3-b.  (3.2) Amended By-Laws of Registrant.

        *4-a. (4.1) Specimen of Common Stock Certificate, par value $.10 per share.

      **10-l.  1991 Incentive Stock Option Plan.

     ***10-n.  Senior Promissory Notes and Form of Warrant dated March 18, 1993.

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

        10-p. Joint Development Agreement between AM Communications and Scientific-Atlanta dated May 1996.

        10-q. Distribution Agreement and Manufacturing License dated June 14, 1996.

        10-r.  Registration Rights Agreement dated June 17, 1996.

        10-s.  Warrant Agreement dated June 17, 1996.

        11. Computation of Per Share Earnings for fiscal years ended March 29, 1997 and March 30, 1996.

        23.    Independent Auditors' Consent dated June 26, 1997.


               Exhibit No. 27 - Financial Data Schedule

         * Incorporated by reference to the Exhibit with the number indicated parenthetically in Registrant's Registration Statement on Form S-1, File No. 33-10163.

        ** Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1992.

       *** Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 3, 1993

(b) No reports on Form 8-K have been filed for the last quarter of the period covered by this report on Form 10-KSB.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM COMMUNICATIONS, INC.
     (Registrant)



     /s/ Keith D. Schneck
     --------------------------------------
By:  Keith D. Schneck
     President, Chief Financial Officer and
     Chief Accounting Officer
     Date:   June 26, 1997
             ------------------------------

     In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Henry I. Boreen                         /s/ Keith D. Schneck
------------------------------------        ----------------------------------
Henry I. Boreen                             Keith D. Schneck
Chairman, Chief Executive Officer           President, Chief Financial Officer,
and Director                                and Director
Date: June 26, 1997                         Date: June 26, 1997
      ------------------------------              ---------------------------


/s/ Herman O. Benninghoff, II               /s/ R. Barry Borden
------------------------------------        ----------------------------------
Herman O. Benninghoff, II                   R. Barry Borden
Director                                    Director
Date: June 26, 1997                         Date: June 26, 1997
      ------------------------------              ---------------------------



/s/ Alvin Hoffman                           /s/ Burt Hoffman
------------------------------------        ----------------------------------
Alvin Hoffman                               Burt Hoffman
Director                                    Director
Date: June 26, 1997                         Date: June 26, 1997
      ------------------------------              ---------------------------



/s/ Hal Krisbergh                           /s/ Lemuel A. Tarshis
------------------------------------        ----------------------------------
Hal Krisbergh                               Lemuel A. Tarshis
Director                                    Director
Date: June 26, 1997                         Date: June 26, 1997
      ------------------------------              ---------------------------