Form 10QSB
period 1997-06-28
AM COMMUNICATIONS INC
filed 1997-08-12
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 28, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:  0-9856


                             AM COMMUNICATIONS, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                       23-1922958
--------------------------------              ---------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation  or  organization)


100 Commerce Boulevard, Quakertown, PA                        18951-92237
----------------------------------------                      -----------
(Address of principal executive offices)                        Zip Code


                                 (215) 538-8700
                 ----------------------------------------------
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

On August 11, 1997, there were 31,052,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 28, 1997

                                      INDEX


PART I.    FINANCIAL INFORMATION                                       PAGE NO.
--------------------------------                                       --------

Item 1.    Financial Statements

           Balance Sheets - June 28 (Unaudited) and March 29, 1997           3

           Statements of Operations - Quarters Ended June 28, 1997           4
           and June 29, 1996 (Unaudited)

           Statements of Cash Flows - Quarters Ended June 28, 1997           5
           and June 29, 1996 (Unaudited)

           Notes to Financial Statements                                  6, 7

Item 2.    Management's Discussion and Analysis of Operations           8 - 10



PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K                                 10

Item 1. Financial Statements
----------------------------

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                   June 28,               March 29,
                                                                     1997                   1997
                                                                ------------            ------------
ASSETS
Current Assets:
   Cash                                                         $     63,000            $    620,000
   Accounts Receivable, Less Allowance for Doubtful
      Accounts of $9,000 at June 28 and March 29,1997              2,474,000               1,160,000
   Inventory                                                       2,015,000               2,106,000
   Prepaid Expenses and Other                                         92,000                  68,000
                                                                ------------            ------------
      Total Current Assets                                         4,644,000               3,954,000

   Equipment and Fixtures, Net                                       827,000                 899,000
   Other Assets                                                      100,000                 116,000
                                                                ------------            ------------
   Total Assets                                                 $  5,571,000            $  4,969,000
                                                                ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                 $    133,000            $    133,000
   Notes Payable                                                     200,000                    --
   Accounts Payable                                                1,889,000               1,672,000
   Advances                                                          334,000                 177,000
   Accrued  Expenses                                                 562,000                 652,000
                                                                ------------            ------------
      Total Current Liabilities                                    3,118,000               2,634,000
                                                                ------------            ------------

Capital Lease Obligations - Long Term                                115,000                 149,000
                                                                ------------            ------------
      Total Liabilities                                         $  3,233,000            $  2,783,000
                                                                ============            ============

Commitments and Contingencies
Stockholders' Equity:
   Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at June 28
   and March 29, 1997                                              2,583,000               2,583,000
Common Stock, $.10 Par Value, Authorized
   50,000,000 Shares at June 28 and March 29, 1997;
   Issued and Outstanding 31,052,296 Shares at
   June 28 and 31,042,296 Shares at March 30, 1997                 3,105,000               3,104,000
Capital in Excess of Par                                          31,266,000              31,264,000
Accumulated Deficit                                              (34,616,000)            (34,765,000)
                                                                ------------            ------------
   Stockholders' Equity                                            2,338,000               2,186,000
                                                                ------------            ------------
Total Liabilities and Stockholders' Equity                      $  5,571,000            $  4,969,000
                                                                ============            ============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Quarters Ended
                                                                   June 28,                June 29,
                                                                     1997                   1996
                                                                ------------            ------------

Revenues                                                       $   3,553,000            $  2,462,000

Costs and Expenses:
   Cost of Sales                                                   1,770,000               1,068,000
   Selling, General and Administrative                               569,000                 532,000
   Research and Development                                        1,057,000                 729,000
                                                                ------------            ------------

Operating Income                                                     157,000                 133,000
Other Expense                                                          8,000                   1,000
                                                                ------------            ------------

Income Before Income Taxes                                           149,000                 132,000
Income Tax Provision                                                     ---                     ---
                                                                ------------            ------------

Net Income                                                       $   149,000            $    132,000
                                                                 ===========            ============

Income Per Weighted Average Common
   and Common Equivalent Share                                   $       Nil            $        Nil
                                                                 ===========            ============

Weighted Average Common Shares
   Outstanding Used in Computing
   Income Per Share                                               34,096,000              35,329,000
                                                                 ===========            ============











                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Quarters Ended
                                                                     June 28,             June 29,
                                                                       1997                   1996
                                                                   -----------            -----------
Cash Flows from Operating Activities:
    Net Income                                                     $   149,000            $   132,000
    Adjustments to Reconcile Net Income to
    Net Cash Provided By (Used in) Operating Activities:
         Depreciation and Amortization                                 133,000                107,000
         Changes in Assets and Liabilities Which
         Provided (Used) Cash:
         Accounts Receivable                                        (1,314,000)               (10,000)
         Inventory                                                      91,000                 38,000
         Prepaid Expenses and Other                                    (24,000)               (42,000)
         Accounts Payable                                              217,000               (361,000)
         Advances                                                      157,000                (21,000)
         Accrued and Other Expenses                                    (90,000)               (57,000)
                                                                   -----------            -----------
Net Cash Used In Operating Activities                                 (681,000)              (214,000)
                                                                   -----------            -----------

Cash Flow From Investing Activities:
    Purchase of Equipment & Intangible Assets                          (45,000)               (39,000)
                                                                   -----------            -----------
Net Cash Used In Investing Activities                                  (45,000)               (39,000)
                                                                   -----------            -----------

Cash Flows from Financing Activities:
    Proceeds From Issuance of Short Term Debt                          200,000                   --
    Exercise of Warrants and Stock Options                               3,000                 20,000
    Payments Under Capital Lease Obligations                           (34,000)               (15,000)
                                                                   -----------            -----------
Net Cash Provided By Financing Activities                              169,000                  5,000
                                                                   -----------            -----------

Net Decrease in Cash                                                  (557,000)              (248,000)
Cash:
    Beginning                                                          620,000                664,000
                                                                   -----------            -----------
    Ending                                                         $    63,000            $   416,000
                                                                   ===========            ===========

Interest Paid                                                      $     9,000            $     5,000
                                                                   -----------            -----------
Income Taxes Paid                                                  $      --              $      --
                                                                   -----------            -----------






                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                 As of June 28, 1997 and for the Quarters Ended
                         June 28, 1997 and June 29, 1996


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of June 28, 1997 and the related Statements of Operations and Statements of Cash Flows for the quarters ended June 28, 1997 and June 29, 1996 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                              June 28,               March 29,
                                                1997                   1997
                                            -----------            -----------
                                            (Unaudited)
2. Inventory Comprises:
       Raw Material                         $ 1,783,000            $ 2,106,000
       Work-in-Process                        1,256,000                749,000
       Finished Goods                           101,000                391,000
                                            -----------            -----------
                                              3,140,000              3,246,000
       Inventory Reserves                    (1,125,000)            (1,140,000)
                                            -----------            -----------
       Net Inventory                        $ 2,015,000            $ 2,106,000
                                            ===========            ===========

3. Accrued Expenses Comprise:
       Accrued Compensation                 $   195,000            $   291,000
       Accrued Rent                             137,000                 98,000
       Accrued Real Estate Taxes                 42,000                 27,000
       Warranty Reserve                          55,000                 55,000
       Accrued Taxes                              2,000                  2,000
       Accrued Professional Fees                  8,000                 47,000
       Other                                    123,000                132,000
                                            -----------            -----------
                                            $   562,000            $   652,000
                                            ===========            ===========

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:

                                                  Quarters Ended
                                            ----------------------------
                                             June 28,           June 29,
                                               1997               1996
                                             --------           --------

     Current Income Taxes                    $   --              $   --
     Deferred Income Taxes                     49,000              37,000
     Change in Valuation Allowance            (49,000)            (37,000)
                                            ---------            --------
     Net                                     $   --              $   --
                                            =========            ========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                               Quarters Ended
                                                        ------------------------------
                                                          June 28,           June 29,
                                                            1997               1996
                                                        -----------        ----------
     Federal Income Tax Provision at Statutory Rate     $   51,000         $   45,000
     State Income Taxes, Net of Federal Benefit              9,000              9,000
     Research and Development Credits                      (13,000)           (13,000)
     Permanent Differences                                   1,000              1,000
     Change in Valuation Allowance                         (49,000)           (37,000)
     Other                                                   1,000             (5,000)
                                                        -----------        -----------
     Income Tax Provision                               $       --         $       --
                                                        ===========        ===========


     The components of the net deferred tax asset as of June 28 and March 29 were as follows:

                                                                      June 28,       March 29,
                                                                       1997            1997
                                                                  -------------    --------
     Deferred Tax Items:
         Inventory                                                $    456,000     $   463,000
         Accrued Expenses and Reserves                                 123,000         123,000
         Net Operating Loss Carryforwards                            7,756,000       7,811,000
         Tax Credit Carryforwards                                      688,000         675,000
         Valuation Allowance                                        (9,023,000)     (9,072,000)
                                                                  -------------    ------------
         Net Deferred Tax Assets                                  $         --     $        --
                                                                  =============    ============

     The Company has total net operating loss carryforwards available to offset future taxable income of $27.1 million expiring at various times from 1998 to 2012. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwords may not be available or may expire before being utilized.

Item 2.    Management's Discussion and Analysis of Operations
-------------------------------------------------------------
Results of Operations
---------------------
AM Communications is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. In response to increased demand for network monitoring systems from the CATV industry, the Company has undertaken a strategy over the past two years to significantly upgrade and enhance its products and technology. This has resulted in a significant expansion of research and development and marketing expenditures for fiscal 1997 and 1996. During fiscal 1997, the Company commenced shipment of its new OmniStat(TM) System which includes new application software, a new control unit and new field transponders. The costs of developing this system has resulted in large operating losses reported for fiscal 1997 and 1996.

Revenues
     Revenues for the first quarter ended June 28, 1997 were $3.6 million, representing a 44% increase over the $2.5 million reported in the comparable quarter a year ago. Included in revenues are billings for software and engineering services which totaled $459,000 and $226,000 for the first quarter of fiscal 1998 and 1997, respectively.

     The increase in revenues is attributable to increased demand for the Company's status monitoring products from both OEM customers and direct sales to CATV operators. The Company has benefited from new product introductions, including new OEM monitors and the new OmniStat(TM) next generation status monitoring system, which have improved the Company's ability to compete. The Company also expanded its customer base with the addition of Comcast, Cable One, Scientific-Atlanta and others to replace the revenue contribution from Lucent Technologies. Revenues from Lucent Technologies have concluded as the customer had curtailed the major project which involved the Company's products. The Company maintains key strategic OEM relationships with ADC Communications, Next Level Systems (formerly General Instrument), Philips Broadband Systems and Scientific-Atlanta.

       Backlog at July 29, 1997 was $8.5 million up from $1.9 million at July 29, 1996 which is due to the impact of the Company's marketing and research and development investments made over the past two years. The Company continues to experience increased levels of new business opportunities world-wide through its direct sales efforts and through OEM relationships. The Company also has introduced several new monitoring products as it expands its OmniStat(TM) System, including OEM products for Philips, General Instrument, and Scientific-Atlanta. However, given that the Company's selling cycle can be extended and subject to competition, there can be no assurance that such new opportunities will turn into revenues.

Cost of Sales
     Cost of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 50% of revenues in the first quarter of fiscal 1998 compared to 43% in the first quarter of fiscal 1997. The Company's margins are generally dependent on product and customer mix, with sales to OEM customers generally having a lower profit margin. Margins have declined in the first quarter of fiscal 1998 compared to a year ago due to competitive pressures on several higher volume new products which have resulted in lower selling prices and material variances incurred on new products which were recently moved into volume manufacturing.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $569,000 in the first quarter of fiscal 1998 compared to $532,000 in the first quarter of fiscal 1997, representing a 7% increase. The Company expects S,G&A expenses to increase modestly in the future as it continues to expand its field support staff, expand marketing activities and increases its administrative staff to support increased growth opportunities world-wide.

Research and Development
     Research and development expense increased $328,000 to $1,057,000 in the first quarter of fiscal 1998, compared to $729,000 in the same period in fiscal 1997. Expenses increased in fiscal 1998 for both OEM products and continued development on the OmniStat(TM) System including software and MCU products. The Company expects to continue to increase development expenditures in software and hardware development, though at more moderate levels, in response to expanded customer interest in the Company's products.

Income Taxes
     As the Company has available unused federal and state net operating loss carryforwards in excess of $27 million, and has fully provided a valuation allowance against its existing deferred tax assets, it will generally not record income tax expense until such time as the net operating loss carryforwards are utilized, expire, or that the valuation allowance is reduced. The current expiration dates range from the years 1998 through 2012. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwards may not be available or may expire before being utilized.

Industry Factors
     The cable and broadband communications industry continues to undergo significant change as cable television (CATV) operators respond to the competitive threat of telephone companies (telcos) and other alternative providers or video services entering the cable video services market. This has resulted in CATV operators planning to expand and upgrade their distribution infrastructures and telcos and other providers planning to construct new distribution systems capable of providing telephone and video services. There continues to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries including governmental regulations, competing distribution technologies, and significant capital costs.

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

Liquidity and Capital Resources
     In the first quarter of fiscal 1998, the Company's operating activities consumed net cash of $681,000 compared to cash used in operations of $214,000 in the first quarter of fiscal 1997. In June 1997, the Company received a $200,000 short-term loan from its principal stockholder to support inventory requirements related to the increased sales backlog.

     As of June 28, 1997, the Company's cash totaled $63,000 compared to $620,000 at March 29, 1997 with the reduction due primarily to funding increased amounts receivable related to the revenue increase. In August 1997, the Company received a working capital loan commitment from a commercial bank to provide a line of credit up to $1 million based on the value of accounts receivable. Under the terms of the commitment, all the Company's assets would be pledged and interest would be payable at 1-1/2% above prime. The Company expects to reach final agreement on the line of credit in August 1997.

     Capital expenditures totaled $45,000 and $39,000 in the first quarter of fiscal 1998 and 1997, respectively, which includes computers, and manufacturing assembly and test equipment.

     The Company is focusing its efforts on maintaining profitability and believes that available sources of liquidity, including projected cash flows from operations, future equipment leasing arrangements, net operating loss carryforwards and the new line of credit commitment will satisfy the projected capital requirements for at least the next twelve months.

Forward Looking Statements

     This Form 10-QSB discusses primarily historical information. Statements included in this Form 10-QSB, to the extent that they are forward looking, are based on current management expectations that involve a number of uncertainties and risks. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally; the competitive nature of the CATV network monitoring market; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and market demand.


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
     (b) No reports on Form 8-K have been filed for the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AM COMMUNICATIONS, INC.
                                             (Registrant)


Date:    August 11, 1997                By: /s/ Keith D. Schneck
         ---------------                   ----------------------
                                           Keith D. Schneck
                                           President and Chief Financial Officer