Form 10-Q
period 1997-09-30
AM COMMUNICATIONS INC
filed 1997-11-10
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856
                       ----------

                             AM COMMUNICATIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                    23-1922958
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Boulevard, Quakertown, PA                   18951-2237
----------------------------------------                 ------------
(Address of principal executive offices)                 (Zip Code)

                                 (215) 538-8700
                          -----------------------------
                           (Issuer's Telephone Number)

1900 AM Drive, P.O. Box 9004, Quakertown, PA                  18951-9004
-----------------------------------------------              ------------
(Former address of principal executive offices)               (Zip Code)

                                 (215) 536-1354
                       ----------------------------------
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

On October 31, 1997, there were 31,052,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997

                                      INDEX


PART I.   FINANCIAL INFORMATION                                       PAGE NO.
-------------------------------                                       --------

Item 1.   Financial Statements

          Balance Sheets -- September 27 (Unaudited) and
          March 29, 1997                                                 3

          Statements of Operations - Quarters and Six Months Ended
          September 27, 1997 and September 28, 1996 (Unaudited)          4

          Statements of Cash Flows -- Six Months Ended
          September 27, 1997 and September 28, 1996 (Unaudited)          5

          Notes to Financial Statements                                  6, 7

Item 2.   Management's Discussion and Analysis of Operations             8 - 10


PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                               11

Item 1.  Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                    September 27,         March 29,
                                                                        1997                1997
                                                                    -------------         ---------
ASSETS                                                               (Unaudited)
Current Assets:
   Cash                                                            $       161,000     $      620,000
   Accounts Receivable, Less Doubtful Accounts of
       $9,000 at September 27 and March 29, 1997                         2,285,000          1,160,000
   Inventory                                                             2,483,000          2,106,000
   Prepaid Expenses and Other                                              102,000             68,000
                                                                   ---------------     --------------
      Total Current Assets                                               5,031,000          3,954,000

   Equipment and Fixtures, Net                                             819,000            899,000
   Other Assets                                                             85,000            116,000
                                                                   ---------------     --------------
      Total Assets                                                 $     5,935,000     $    4,969,000
                                                                   ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Line of Credit                                             $       395,000     $           --
   Current Portion of Capital Lease Obligations                            132,000            133,000
   Accounts Payable                                                      1,725,000          1,672,000
   Advances                                                                178,000            177,000
   Accrued  Expenses                                                       728,000            652,000
                                                                   ---------------     --------------
      Total Current Liabilities                                          3,158,000          2,634,000
                                                                   ---------------     --------------

Capital Lease Obligations - Long Term                                       82,000            149,000
                                                                   ---------------     --------------
      Total Liabilities                                            $     3,240,000     $    2,783,000
                                                                   ===============     ==============
Commitments and Contingencies
Stockholders' Equity:
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at
   September 27 and March 29,1997                                        2,583,000          2,583,000
Common Stock, $.10 Par Value, Authorized 40,000,000
   Shares at September 27 and March 29, 1997; Issued
and Outstanding 31,052,296
   Shares at September 27
   and 31,042,296 Shares at March 29, 1997                               3,105,000          3,104,000
Capital in Excess of Par                                                31,266,000         31,264,000
Accumulated Deficit                                                    (34,259,000)       (34,765,000)
                                                                   ----------------       -------------
   Stockholders' Equity                                                  2,695,000          2,186,000
                                                                   ---------------     --------------
Total Liabilities and Stockholders' Equity                         $     5,935,000     $    4,969,000
                                                                   ===============     ==============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                         Six Months Ended
                                              September 27,        September 28,         September 27,        September 28,
                                                  1997                  1996                 1997                  1996
                                             --------------        -------------         -------------         ------------
Revenues                                       $  4,096,000         $  2,586,000          $  7,649,000         $  5,049,000

Cost and Expenses:
   Cost of Sales                                  2,194,000            1,807,000             3,964,000            2,875,000
   Selling, General and Administrative              616,000              594,000             1,185,000            1,127,000
   Research and Development                         918,000              870,000             1,975,000            1,599,000
                                               ------------         ------------          ------------         ------------

Operating (Loss) Income                             368,000             (685,000)              525,000             (552,000)
Other Expense                                        11,000               13,000                19,000               12,000
                                               ------------         ------------          ------------         ------------

Income (Loss) Before Income Taxes                   357,000             (672,000)              506,000             (540,000)
Income Tax Provision                                   --                   --                    --                   --
                                               ------------         ------------          ------------         ------------

Net Income (Loss)                              $    357,000         $   (672,000)         $    506,000         $   (540,000)
                                               ============         ============          ============         ============

Income (Loss) Per Weighted Average
   Common and Common Equivalent
   Share                                       $       0.01         $      (0.02)         $       0.01         $      (0.02)
                                               ============         ============          ============         ============

Weighted Average Common Shares
    Outstanding Used in Computing
     Income (Loss) Per Share                     34,187,000           31,029,000            34,142,000           30,998,000
                                               ============         ============          ============         ============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                ----------------------------------
                                                                September 27,        September 28,
                                                                    1997                 1996
                                                                -------------        -------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                            $   506,000          $  (540,000)
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used in) Operating Activities:
     Depreciation and Amortization                                  266,000              215,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                       (1,125,000)            (449,000)
       Inventory                                                   (377,000)             574,000
       Prepaid Expenses and Other                                   (33,000)             (27,000)
       Accounts Payable                                              53,000              (40,000)
       Advances                                                       1,000              (22,000)
       Accrued and Other Expenses                                    76,000               45,000
                                                                -----------          -----------
Net Cash Used In Operating Activities                              (633,000)            (244,000)
                                                                -----------          -----------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                     (156,000)            (278,000)
                                                                -----------          -----------
Net Cash Used In Investing Activities                              (156,000)            (278,000)
                                                                -----------          -----------

Cash Flows from Financing Activities:
   Net Proceeds from Borrowings on Bank Line of Credit              395,000                 --

   Notes Receivable                                                    --               (359,000)
   Exercise of Warrants and Stock Options                             3,000               29,000
   Sale of Warrants                                                    --                300,000

   Payments Under Capital Lease Obligations                         (68,000)             (33,000)
                                                                -----------          -----------
Net Cash Provided By (Used In) Financing Activities                 330,000              (63,000)
                                                                -----------          -----------
Net  Decrease In Cash                                              (459,000)            (585,000)
Cash:
   Beginning                                                        620,000              664,000
                                                                -----------          -----------
   Ending                                                       $   161,000          $    79,000
                                                                ===========          ===========

Interest Paid                                                   $    21,000          $    10,000
                                                                ===========          ===========
Income Taxes Paid                                               $      --            $      --
                                                                ===========          ===========
Non-Cash Financing Activities:
   Equipment Purchase Under Capital Lease                       $      --            $   155,000
                                                                ===========          ===========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
           As of September 27, 1997 and for The 26 Week Periods Ended
                    September 28, 1996 and September 27, 1997


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of September 27, 1997 and the related Statements of Operations and Statements of Cash Flows for the quarters and six months ended September 27, 1997 and September 28, 1996 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.


                                           September 27,         March 29,
                                               1997                 1997
                                           -------------         ---------
                                           (Unaudited)
2.   Inventory Comprises:
       Raw Material                        $ 1,992,000          $ 2,106,000
       Work in Process                       1,494,000              749,000
       Finished Goods                          122,000              391,000
                                           -----------          -----------
                                             3,608,000            3,246,000
       Inventory Reserves                   (1,125,000)          (1,140,000)
                                           -----------          -----------
       Net Inventory                       $ 2,483,000          $ 2,106,000
                                           ===========          ===========

3.   Accrued Expenses Comprise:
       Accrued Compensation                $   334,000          $   291,000
       Accrued Rent                            165,000               98,000
       Accrued Real Estate Taxes                18,000               27,000
       Warranty Reserve                         55,000               55,000
       Accrued Taxes                             2,000                2,000
       Accrued Professional Fees                21,000               47,000
       Other                                   133,000              132,000
                                           -----------          -----------
                                           $   728,000          $   652,000
                                           ===========          ===========

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ( "SFAS") No. 109.

     The provision for taxes on income consisted of:

                                                                   Six Months Ended
                                                          ---------------------------------
                                                          September 27,      September 28,
                                                                1997             1996
                                                           ---------------    -----------

     Current Income Taxes                                 $      ---         $      ---
     Deferred Income Taxes                                      85,000          (222,000)
     Change in Valuation Allowance                             (85,000)          222,000
                                                          -------------      -----------
     Net                                                  $      ---         $       ---
                                                          ==============     ===========

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                              Six Months Ended
                                                         ---------------------------------
                                                         September 27,      September 28,
                                                               1997             1996
                                                          ---------------    -----------

     Federal Income Tax Provision (Benefit) at
        Statutory Rate                                    $    172,000       $ (184,000)
     State Income Taxes, Net of Federal Benefit                 33,000          (38,000)
     Research and Development Credits                          (25,000)         (25,000)
     Permanent Differences                                       2,000             ---
     Change in Valuation Allowance                             (85,000)         222,000
     Other                                                     (97,000)          25,000
                                                          -------------      -----------
     Income Tax Provision                                 $      ---         $      ---
                                                          ==============     ===========

     The components of the net deferred tax asset as of September 27 and March 29 were as follows:



                                                         September 27,      September 28,
                                                               1997             1996
                                                          ---------------    -----------
     Deferred Tax Items:
       Inventory                                          $   457,000       $   463,000
       Accrued Expenses and Reserves                          122,000           123,000
       Net Operating Loss Carryforwards                     7,708,000         7,811,000
       Tax Credit Carryforwards                               700,000           675,000
       Valuation Allowance                                 (8,987,000)       (9,072,000)
                                                          ------------       -----------
       Net Deferred Tax Assets                            $   ---           $     ---
                                                          ============      ============

       The Company has total net operating loss carryforwards available to offset future taxable income of $26.7 million expiring at various times from 1998 to 2012. Due to certain statutory limitations under Internal Revenue Code
Section 382, a portion of such carryforwards may not be available or may expire before being utilized.

Item 2.Management's Discussion and Analysis of Operations

Results of Operations

     AM Communications is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. In response to increased demand for network monitoring systems from the CATV industry, the Company has undertaken a strategy over the past two years to significantly upgrade and enhance its products and technology. This has resulted in a significant expansion of research and development and marketing expenditures for fiscal 1997 and 1996. During the latter half of fiscal 1997, the Company commenced shipment of its new OmniStat(TM) System which includes new application software, a new control unit and new field transponders. The Company's future is heavily dependent on the success of the OmniSTAT system in the marketplace and the support of the industry leading OEM's. Accordingly, the Company continues to invest heavily in research and development and support of its OEM relationships.

Revenues
     Revenues for the second quarter ended September 27, 1997 were $4.1 million, up 58% from the $2.6 million for the second quarter of fiscal 1997. Revenues for the first six months of fiscal 1998 totaled $7.6 million, up 51% over the comparable period a year ago.

     The increase in revenues is attributable to increased demand for the Company's status monitoring products from both OEM customers and direct sales to CATV operators. The Company has benefited from new product introductions, including new OEM monitors and the new OmniStat next generation status monitoring system, which have improved the Company's ability to compete. The Company also expanded its customer base with the addition of Comcast, Cable One, Scientific-Atlanta and others to replace the revenue contribution from Lucent Technologies. Revenues from Lucent Technologies, which totaled $1.0 million and $1.4 million in the second quarter and first six months of fiscal 1997, respectively, have terminated as the customer canceled the major project which involved the Company's products. The Company maintains key strategic OEM relationships with ADC Communications, Next Level Systems (formerly General Instrument), Philips Broadband Systems and Scientific-Atlanta.

     As a result of the Company's expanded sales and marketing efforts, backlog at November 7, 1997 exceeded $5.6 million compared to $3.6 million a year ago. The Company continues to pursue new business opportunities and believes that demand for the Company's products will continue to grow. As discussed above, the Company has commenced delivery of initial versions of its OmniSTAT system which is responsible for generating much of the increased backlog. As this is a complex new system, the Company continues to make enhancements and improvements to the system. As a result, the Company has experienced implementation delays in certain customer locations including Comcast, which has resulted in delays in current shipments against open purchase orders. The Company believes the issues related to the system will be resolved in the near term, however, the Company's operations could be adversely impacted should they not be resolved to the customers' satisfaction.

Cost of Sales

     Cost of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 54% of revenues in the second quarter of fiscal 1998 compared to 70% in the comparable period in fiscal 1997. Cost of sales represented 52% and 57% for the first six months of fiscal 1998 and 1997, respectively. Cost of sales was adversely impacted in fiscal 1997 due to the termination of the Lucent business. The Company's margins are generally dependent on product and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative

     Selling, general and administrative (S,G&A) expenses were $616,000 in the second quarter of fiscal 1998, up 4% compared to $594,000 in the second quarter of fiscal 1997. S,G&A expenses increased 5% in the comparable six month periods. The Company expects S,G&A expenses to increase in the future as it expands its field support and marketing activities and increases its administrative staff to support increased growth opportunities world-wide.

Research and Development

     Research and development expenses totaled $918,000 and $870,000 in the second quarters of fiscal 1998 and 1997, respectively. For the six month period of fiscal 1998, research and development expenses were $2.0 million, an increase of 24% over the amount expended in the comparable period in fiscal 1997. Expenses increased in fiscal 1998 due to expanded OEM development efforts and expanded hardware and software development efforts primarily in the development of the OmniSTAT monitoring system. The Company expects to continue to increase, though at a more moderate rate, development expenditures in software and hardware in response to continued customer interest in the Company's products.

Income Taxes

     As the Company has available unused federal and state net operating loss carry-forwards in excess of $25 million, and has fully provided a valuation allowance against its existing deferred tax assets, it will generally not record significant income tax expense until such time as the net operating loss carryforwards are utilized, expire, or that the valuation allowance is reduced. The current expiration dates range from the years 1998 through 2012. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwards may not be available or may expire before being utilized.

Industry Factors

     The cable and broadband communications industry continues to undergo significant change as cable television (CATV) operators plan to offer expanded services driven largely by the growing interest in Internet access over cable and respond to the competitive threat of others (including telephone companies) entering the cable video and data services market. This has resulted in CATV operators planning to expand and upgrade their distribution infrastructures and other providers planning to construct new distribution systems capable of providing telephone, video and data services. There continues to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries including governmental regulations, competing distribution technologies, and significant capital costs.

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

Liquidity and Capital Resources

     In the first six months of fiscal 1998, the Company's activities consumed net cash of $633,000 compared to $244,000 net cash consumed in the first six months of fiscal 1997.

     In September 1997, the Company received a working capital line of credit from a commercial bank to provide up to $1 million based on the value of accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 1 1/2% above prime. The Company's net balance on this line was $395,000 as of September 27, 1997.

     Capital expenditures totaled $156,000 and $278,000 in the first six months of fiscal 1998 and 1997, respectively, which includes computers, and manufacturing assembly and test equipment.

     In fiscal 1998, the Company obtained $155,000 of manufacturing, assembly and test equipment through capital leases.

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

                                           AM COMMUNICATIONS, INC.
                                                (Registrant)




Date:  November 10, 1997                   By: /s/ Keith D. Schneck
      -----------------------                  ---------------------------------
                                           Keith D. Schneck
                                           President and Chief Financial Officer