Form 10QSB
period 1997-12-27
AM COMMUNICATIONS INC
filed 1998-02-06
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856
                        --------

                             AM COMMUNICATIONS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                       23-1922958
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Boulevard, Quakertown, Pennsylvania             18951-2237
------------------------------------------------             ----------
   (Address of principal executive offices)                  (Zip Code)


                                 (215) 538-8700
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

On January 30, 1998, there were 31,062,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 27, 1997

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                            PAGE NO.
--------------------------------                                                            --------
Item 1.    Financial Statements

           Balance Sheets -- December 27 (Unaudited) and March 29, l997                       3

           Statements of Operations -- Three Month Periods and Nine Month                     4
           Periods Ended December 27, 1997 and December 28, 1996,
           (Unaudited)

           Statements of Cash Flows -- Nine Months Ended December 27, 1997
           and December 28, 1996 (Unaudited)                                                  5

           Notes to Financial Statements                                                      6, 7

Item 2.    Management's Discussion and Analysis of Operations                                 8 - 10



PART II.   OTHER INFORMATION
----------------------------
Item 4.    Submission of Matters to a Vote of Security Holders                                11

Item 6.    Exhibits and Reports on Form 8-K                                                   11

Item 1.    Financial Statements


                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                          December 27,         March 29,
                                                                             1997                1997
                                                                        --------------      --------------
                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash                                                                 $       57,000      $      620,000
   Accounts Receivable                                                       2,294,000           1,160,000
   Inventory                                                                 2,730,000           2,106,000
Prepaid Expenses and Other                                                      87,000              68,000
                                                                        --------------      --------------
      Total Current Assets                                                   5,168,000           3,954,000

   Equipment and Fixtures, Net                                                 801,000             899,000
   Other Assets                                                                 75,000             116,000
                                                                        --------------      --------------
      Total Assets                                                      $    6,044,000      $    4,969,000
                                                                        ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Line of Credit                                                  $      400,000      $           --
   Current Portion of Capital Lease Obligations                                139,000             133,000
   Accounts Payable                                                          1,528,000           1,672,000
   Advances                                                                    172,000             177,000
   Accrued Expenses                                                            742,000             652,000
                                                                        --------------      --------------
      Total Current Liabilities                                              2,981,000           2,634,000
                                                                        --------------      --------------

Capital Lease Obligations - Long Term                                           42,000             149,000
                                                                        --------------      --------------
      Total Liabilities                                                 $    3,023,000      $    2,783,000
                                                                        ==============      ==============

Commitments and Contingencies
Stockholders' Equity:
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares; Issued
   and Outstanding 25,825 Shares at December 27 and
   March 29, 1997                                                            2,583,000           2,583,000
Common Stock, $.10 Par Value, Authorized 50,000,000
   Shares at December 27 and March 29, 1997; Issued and
   Outstanding 31,052,296 Shares at December 27 and
   31,042,296 Shares at March 29, 1997                                       3,105,000           3,104,000
Capital in Excess of Par                                                    31,266,000          31,264,000
Accumulated Deficit                                                        (33,933,000)        (34,765,000)
                                                                        --------------     ---------------
   Stockholders' Equity                                                      3,021,000           2,186,000
                                                                        --------------      --------------
Total Liabilities and Stockholders' Equity                              $    6,044,000      $    4,969,000
                                                                        ==============      ==============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                              STATEMENTS OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                     Nine Months Ended
                                             --------------------------------       ------------------------------
                                               December 27,      December 28,       December 27,     December 28,
                                                  1997               1996               1997             1996
                                             --------------     -------------       ------------     -------------
Revenues                                     $    4,570,000     $   3,245,000      $  12,219,000     $    8,293,000

Cost and Expenses:
   Cost of Sales                                  2,658,000         1,519,000          6,622,000          4,394,000
   Selling, General and Administrative              669,000           701,000          1,854,000          1,827,000
   Research and Development                         892,000         1,145,000          2,867,000          2,744,000
                                             --------------     -------------      -------------     --------------

Operating Income (Loss)                             351,000          (120,000)           876,000           (672,000)
Other Income (Expense)                              (16,000)            2,000            (34,000)            14,000
                                             --------------     -------------      -------------       ------------

Income (Loss) Before Income Taxes                   335,000          (118,000)           842,000           (658,000)
Income Tax Provision                                 10,000                --             10,000                 --
                                             --------------    --------------      -------------       ------------

Net Income (Loss)                            $      325,000    $     (118,000)     $     832,000       $   (658,000)
                                             ==============   ===============      =============       ============

Basic Net Income (Loss) Per Share            $         0.01    $          Nil      $        0.03       $      (0.02)
                                             ==============    ==============      =============       ============

Diluted Net Income (Loss) Per Share          $         0.01    $          Nil      $        0.02       $      (0.02)
                                             ==============    ==============      =============       ============

Shares Used in Computation of Basic
 Net Income (Loss) Per Share                     31,052,000        31,034,000         31,052,000         31,010,000
                                             ==============    ==============      =============       ============

Shares Used in Computation of
 Diluted Net Income (Loss) Per Share             33,925,000        31,034,000         33,955,000         31,010,000
                                             ==============    ==============      =============       ============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                    --------------------------------------
                                                                      December 27,            December 28,
                                                                          1997                    1996
                                                                    ----------------       ---------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                $        832,000        $    (658,000)
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities:
     Depreciation and Amortization                                           406,000              339,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                                (1,134,000)            (979,000)
       Inventory                                                            (624,000)             585,000
       Prepaid Expenses and Other                                            (19,000)              49,000
       Accounts Payable                                                     (144,000)             282,000
       Advances                                                               (5,000)             352,000
       Accrued and Other Expenses                                             90,000               34,000
                                                                    ----------------        -------------
Net Cash Provided By (Used In) Operating Activities                         (598,000)               4,000

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                              (267,000)            (362,000)
                                                                    -----------------       -------------
Net Cash Used In Investing Activities                                       (267,000)            (362,000)

Cash Flows from Financing Activities:
   Net Proceeds from Borrowings Under Bank Line of Credit                    400,000                   --
   Exercise of Warrants and Stock Options                                      3,000               29,000
   Sale of Warrants                                                               --              300,000
   Payments Under Capital Lease Obligations                                 (101,000)             (57,000)
                                                                    -----------------       -------------
Net Cash Provided By Financing Activities                                    302,000              272,000

Net Decrease In Cash                                                        (563,000)             (86,000)
Cash:
   Beginning                                                                 620,000              664,000
                                                                    ----------------        -------------
   Ending                                                           $         57,000        $     578,000
                                                                    ================        =============
Interest Paid                                                       $         37,000        $      17,000
                                                                    ================        =============
Income Taxes Paid                                                   $             --        $          --
                                                                    ================        =============

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                          $             --        $     195,000
                                                                    ================        =============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                   As of December 27, 1997 and for the 39 Week
                       Periods Ended December 27, 1997 and
                                December 28, 1996


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of December 27, 1997 and the related Statements of Operations and Statements of Cash Flows for the quarters and nine months ended December 27, 1997 and December 28, 1996 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                           December 27,            March 29,
                                              1997                   1997
                                        ----------------      ---------------
                                           (Unaudited)
2.   Inventory Comprises:
       Raw Material                     $     1,943,000       $     2,106,000
       Work in Process                        1,648,000               749,000
       Finished Goods                           414,000               391,000
                                        ---------------       ---------------
                                              4,005,000             3,246,000
       Inventory Reserves                    (1,275,000)           (1,140,000)
                                        -----------------     ---------------
       Net Inventory                    $     2,730,000       $     2,106,000
                                        ===============       ===============

3.   Accrued Expenses Comprise:
       Accrued Compensation             $       304,000       $       291,000
       Accrued Professional Fees                 35,000                47,000
       Accrued Rent                             172,000                98,000
       Warranty Reserve                          55,000                55,000
       Accrued Taxes                             12,000                 2,000
       Accrued Real Estate Taxes                 33,000                27,000
       Other                                    131,000               132,000
                                        ---------------       ---------------
                                        $       742,000       $       652,000
                                        ===============       ===============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:

                                                      Nine Months Ended
                                            -----------------------------------
                                              December 27,         December 28,
                                                  1997                1996
                                            ----------------      -------------

        Current Income Taxes                $      10,000         $          --
        Deferred Income Taxes                     (99,000)             (242,000)
        Change in Valuation Allowance              99,000               242,000
                                            -------------         -------------
        Net                                 $      10,000         $          --
                                            =============         =============

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                                     Nine Months Ended
                                                            ------------------------------------
                                                              December 27,         December 28,
                                                                 1997                  1996
                                                            -------------         -------------
Federal Income Tax Provision (Benefit) at
     Statutory Rate                                         $     286,000         $    (224,000)
State Income Taxes, Net of Federal Benefit                         56,000               (44,000)
Research and Development Credits                                  (38,000)              (75,000)
Permanent Differences                                               3,000                 3,000
Change in Valuation Allowance                                     (99,000)              242,000
Expiration (Utilization) of NOL Carryforwards                    (198,000)               98,000
                                                            -------------         -------------
Income Tax Provision                                        $      10,000         $          --
                                                            ==============        =============

     The components of the net deferred tax asset as of December 27 and March 29, 1997 were as follows:

                                               December 27,         March 29,
                                                  1997                1997
                                              -------------       ------------
Deferred Tax Items:
     Inventory                                $     477,000       $    463,000
     Accrued Expenses and Reserves                  123,000            123,000
     Net Operating Loss Carryforwards             7,841,000          7,811,000
     Tax Credit Carryforwards                       730,000            675,000
     Valuation Allowance                         (9,171,000)        (9,072,000)
                                              -------------       ------------
     Net Deferred Tax Assets                  $         --        $         --
                                              =============       ============

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $25 million expiring at various times from 1998 through 2012. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwards may not be available or may expire before being utilized.

Item 2.     Management's Discussion and Analysis of Operation

Results of Operations
     AM Communications is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. In response to increased demand for network monitoring systems from the CATV industry, the Company has undertaken a strategy over the past two years to significantly upgrade and enhance its products and technology. This has resulted in a significant expansion of research and development and marketing expenditures for fiscal 1997 and 1996. During the latter half of fiscal 1997, the Company commenced shipments of its new OmniStat(TM) System which includes new application software, a new control unit and new field transponders. The Company's future is heavily dependent on the success of the OmniStat(TM) System in the marketplace and the support of the industry leading OEMs (original equipment manufacturers). Accordingly, the Company continues to invest heavily in research and development and support of its OEM relationships.

Revenues
     Revenues for the third quarter ended December 27, 1997 were $4.6 million, up 41% from the $3.2 million for the third quarter of fiscal 1997. Revenues for the first nine months of fiscal 1998 totaled $12.2 million, up 47% over the comparable period a year ago.

     The increase in revenues is attributable to increased demand for the Company's status monitoring products from both OEM customers and direct sales to CATV operators. The Company has benefited from new product introductions, including new OEM monitors and the new OmniStat next generation status monitoring system, which have improved the Company's ability to compete. The Company also expanded its customer base with the addition of Comcast, Cable One, Scientific-Atlanta and others to replace the revenue contribution from Lucent Technologies. Revenues from Lucent Technologies, which totaled $68,000 and $1.5 million in the third quarter and first nine months of fiscal 1997, respectively, ended in fiscal 1997 as the customer canceled the major project which involved the Company's products. The Company maintains key strategic OEM relationships with ADC Communications, Next Level Systems (formerly General Instrument), Philips Broadband Systems and Scientific-Atlanta.

     The Company's backlog at December 27, 1997 was $5.2 million compared to $4.3 million a year ago, however dropped to $3.5 million as of January 27, 1998. As discussed above, the Company has commenced delivery of initial versions of its OmniStat(TM) System which is responsible for generating much of the Company's new business opportunities. As this is a complex new system, the Company continues to make enhancements and improvements to the system. During the recent third quarter, the Company experienced implementation delays in certain customer locations including Comcast, which resulted in delays in current shipments against open purchase orders and the placing of new orders. The Company believes the issues related to the system have substantially been resolved and related product shipments commenced in January of 1998. In addition, the Company's present backlog is impacted as its business is cyclical with order activity generally at lower levels during the present period and by lower OEM sales activities, primarily in new international opportunities. The Company has increased its sales staff and expanded its marketing efforts subsequent to December 1997.

     A significant portion of the Company's present business is dependent on several large customers including Comcast and Scientific-Atlanta. Revenues from these two customers comprised 67% of the total third quarter revenues and comprise 66% of the backlog as of December 27, 1997.

Cost of Sales
     Cost of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 58% of revenues in the third quarter of fiscal 1998 compared to 47% in the comparable period in fiscal 1997. Cost of sales represented 54% and 53% for the first nine months of fiscal 1998 and 1997, respectively. The Company's margins are generally dependent on product and customer mix, with sales to OEM customers generally having a lower profit margin. Cost of sales has increased as a percentage of revenues due to the production ramp-up of a high volume, but lower margin, OEM product and the transition of the Company's product line to newer surface mount type products which require the Company to use more costly outside contract assembly compared to older products which utilize in-house manufacturing resources. The Company has worked and continues to work to achieve operational efficiencies in its manufacturing operations which has also resulted in the expansion of capacity during the recent third quarter.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were $669,000, or 15% of revenues, in the third quarter of fiscal 1998 compared to $701,000, or 22% of revenues, in the third quarter of fiscal 1997. S,G&A expenses were $1.9 million, or 15% of revenues, in the first nine months of fiscal 1998 compared to $1.8 million, or 22% of revenues, in the first nine months of fiscal 1997. The Company expects S,G&A expenses to increase in the future as it expands its field support and marketing activities and increases its administrative staff to support increased growth opportunities world-wide.

Research and Development
     Research and development expenses totaled $892,000, or 20% of revenues, in the third quarter of fiscal 1998 compared to $1.1 million, or 35% of revenues, in the third quarter of fiscal 1997. Research and development expenses were $2.9 million, or 23% of revenues, in the first nine months of fiscal 1998 compared to $2.7 million, or 33% of revenues, in the first nine months of fiscal 1997. Expenses declined in the third quarter of fiscal 1998 as the Company limited its use of more costly contract engineering services by expanding its internal staff. The Company expects to increase, though at a more moderate rate, development expenditures in software and hardware in response to continued customer interest in the Company's products.

Income Taxes
     As the Company has available unused federal and state net operating loss carry-forwards in excess of $25 million, and has fully provided a valuation allowance against its existing deferred tax assets, it will generally not record income tax expense until such time as the net operating loss carry-forwards are utilized or expire, or the valuation allowance is reduced. The current expiration dates range from the years 1998 through 2012. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carry-forwards may not be available or may expire before being utilized. The Company recorded $10,000 in current income tax expense for the third quarter of fiscal 1998 to reflect federal alternative minimum tax.

Industry Factors
     The cable and broadband communications industry continues to undergo significant change as cable television (CATV) operators plan to offer expanded services driven largely by the growing interest in Internet access over cable and respond to the competitive threat of others (including telephone companies) entering the cable video and data services market. This has resulted in CATV operators planning to expand and upgrade their distribution infrastructures and other providers planning to construct new distribution systems capable of providing telephone, video and data services. There continues to be many unresolved issues and uncertainties impacting this convergence of the CATV and telecommunications industries including governmental regulations, competing distribution technologies, and significant capital costs.

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

Liquidity and Capital Resources
     In the first nine months of fiscal 1998, the Company's activities used net cash of $598,000 compared to cash generated of $4,000 in the first nine months of fiscal 1997.

     In September 1997, the Company received a working capital line of credit from a commercial bank to provide up to $1 million based on the value of accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 1 1/2% above prime. The Company's net balance on this line was $400,000 as of December 27, 1997.

     Capital expenditures totaled $267,000 and $362,000 in the first nine months of fiscal 1998 and 1997, respectively, which includes computers, and manufacturing assembly and test equipment.

     The Company is focusing its efforts on maintaining profitability and believes that available sources of liquidity, including projected cash flows from operations, future equipment leasing arrangements, net operating loss carry-forwards and the new line of credit commitment will satisfy the Company's projected capital requirements for at least the next twelve months.

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

     (a) Registrant's Annual Meeting of Stockholders was held on October 17,
1997.

       (b) Directors elected at the Annual Meeting:

                                                                        Number of Votes
                                                      For                  Against             Abstain
            ------------------------------------------------------------------------------------------
            Henry I. Boreen                        25,815,442                1,900              93,115
            Keith D. Schneck                       25,816,345                1,000              93,115
            Herman O. Benninghoff, II              25,816,445                1,000              93,115
            R. Barry Borden                        25,816,345                1,000              93,115
            Alvin Hoffman                          25,815,445                1,900              93,115
            Burt Hoffman                           25,816,145                1,200              93,115
            Hal Krisbergh                          25,816,145                1,200              93,115
            Lemuel A. Tarshis, Ph.D.               25,816,345                1,000              93,115

     (c) Other matters voted upon favorably at the meeting:

            (i) Amend the Company's 1991 Incentive Stock Option Plan to increase the aggregate number of shares of the Company's Common Stock authorized for issuance under the Plan from 5,000,000 to 6,000,000 shares.

                                          Number of Votes
                               For             Against              Abstain
                            ------------------------------------------------
                            24,696,106        1,136,286              77,968

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits.

                27 - Financial Data Schedule

     (b) No reports on Form 8-K have been filed for the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AM COMMUNICATIONS, INC.
                                                   (Registrant)


Date:   February 5, 1998              By:    /s/ Keith D. Schneck
       -------------------                     --------------------
                                               Keith D. Schneck
                                               President and Chief Financial
                                               Officer