Form 10KSB
period 1998-03-28
AM COMMUNICATIONS INC
filed 1998-07-13
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 28, 1998
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ___________ to ___________

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                      23-1922958
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Blvd, Quakertown, Pennsylvania              18951-2237
-------------------------------------------              ----------
 (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number:  (215) 538-8700
                            --------------

Securities Registered Under Section 12(b) of the Act:
                  Title of Each Class                   Name of Each Exchange
                                                         on Which Registered
                           None
-----------------------------------------------------   ----------------------
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
Yes X  No
   ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]
     Issuer's revenues for fiscal year ended March 28, 1998 were $16,854,000.
     On July 6, 1998, the aggregate market value of Registrant's outstanding voting (Common) Stock held by non-affiliates, was approximately $4,269,821 (based on the average between the bid and the asked prices of such stock on that date).
     On July 6, 1998 there were 31,072,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

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

     The Company's network monitoring systems are computer controlled devices which monitor the condition and performance of cable TV and broadband telecommunications systems. A monitoring system includes system software installed on a PC, master control units, and transponders. These devices are placed at various locations in a network and continuously monitor such functions as signal levels and temperature and instantaneously report any problems, thus enabling the operator of the system to pinpoint trouble spots and avoid or minimize system downtime. The system software is installed on an IBM compatible PC at the central monitoring location. The PC is connected to one or more Master Control Units (MCU) typically located in the head-end of a monitored system. The MCU serves as a real-time "polling engine" for the software system and communicates with remote monitors called "transponders" via a dedicated RF frequency on the monitored broadband system. The MCU processes the PC's request for information, communicates that request to the appropriate transponders, and distills the response into a form that the PC will accept. The transponders are data collection and control devices located in remote transmission equipment (line amplifiers, power supplies, etc.) which can communicate with the MCU.

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

     Current cable TV and broadband telecommunications systems are experiencing significant change. The cable TV industry is undergoing a trend toward consolidation as larger operators purchase systems from smaller operators. Cable TV operators are also developing plans to expand their revenue base by offering telephony services and other alternative video and multimedia services such as Internet access, video on demand, home shopping, interactive data services, distance learning, home monitoring, etc. The U.S. telephone (telco) industry has also entered selected markets for video services using various technologies including HFC, wireless and existing telco infrastructure by building new communications networks capable of providing voice, video, and data services. The recent telecommunications legislation has further increased the competitive environment among service providers.

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

     In response to this recent increased demand for monitoring systems, the Company significantly increased its development expenditures in fiscal 1997 and 1998, and during fiscal 1997 introduced the OmniStat(TM) System, an advanced status monitoring system for broadband networks. The OmniStat(TM) System represents the second generation of monitoring technology built on the Company's legacy technical monitoring system platform.

     OmniStat(TM) is a total integrated system comprised of hardware and software products designed to address the evolving need for standards based network management architectures. The product family consists of OmniVU(TM) software, OmniProbe transponders, and the OmniMCU head-end controller.

     The OmniVU(TM) monitoring software is a multi-user, multi-tasking system that runs under either Windows 95 or Windows NT. Features include Topologer, a schematic-based display node that allows a user to view the status of regions, systems, head-ends and distribution networks. The system is designed specifically to address new market requirements for integrated, enterprise wide network management systems and allows users to interface OmniVU(TM) to operation support systems and other third party software applications. The Company commenced shipment of its initial release of OmniVU(TM) in April 1996.

     OmniProbe transponders are available for most every major brand and type of network distribution equipment, including amplifiers, power supplies, and optical nodes. The Company currently has over 40 different transponders and continues to design new devices. Key product features include frequency agility communications and down-loadable firmware.

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

     The OmniMCU is based on an industrial PC platform, and features intelligent, frequency agile RF modem cards manufactured by AM. The OmniMCU polls transponders at the rate of 250 units per second, and processes transponder alarms in less than 3 seconds, regardless of system size. Each OmniMCU can control up to 10,000 OmniProbe transponders. The Company commenced shipment of the OmniMCU during the first quarter of fiscal 1998.

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

     In addition, several of the major network equipment suppliers have entered into OEM agreements with AM to private label the AM product. The Company currently has OEM agreements or provides OEM private label products to ADC Communications, General Instrument, Scientific-Atlanta and Philips Broadband Systems.

     There are several communications delivery technologies which can be utilized in building the "information superhighway" communications network, including hybrid fiber/coax (HFC), fiber-to-the curb (FTTC), wireless and others. HFC technology is being utilized most extensively by the CATV providers due to its economics and proven architecture and also has been recently chosen by several telephone providers as the technology used to build their video delivery systems. The Company's current products are substantially focused in HFC architecture systems.. Should the industry adopt other competing architectures the Company's revenue opportunities for its existing products could be adversely affected.

     The Company's business is not subject to marked seasonal fluctuation.

Major Customers

     Three customers in fiscal 1998 and three customers in fiscal 1997 accounted for 10% or more of the Company's total revenues as follows: Scientific-Atlanta - 34%, Comcast - 18% and Philips - 12% in fiscal 1998; and General Instrument - 18%, ADC Communications - 15% and Cablevision - 14% in fiscal 1997. There is no assurance that any of such customers will be the source of significant revenues to the Company during the next fiscal year and the loss of a single customer could have a material adverse effect on the Company's operating results and financial condition. The Company's customer base changes from year to year due, in part, to industry rebuild and upgrade cycles. As disclosed in Item 6, Management's Discussion and Analysis of Operations, the Company experienced a drop in order activity which will have a significant negative impact on its operations for at least the first six months of fiscal 1999.

Backlog

     At March 28, 1998, the Company's backlog of orders totaled $2.7 million as compared with a backlog of $4.5 million as of March 29, 1997. All orders in the backlog are expected to ship during fiscal 1999. As further described in Item 6, Management's Discussion and Analysis of Operations, the Company's present new order activity has declined and it expects that revenues for at least the first two quarters of fiscal 1999 will be significantly below revenues for the Company's fourth quarter of fiscal 1998 and that the Company will incur operating losses during this period.

Marketing and Markets

     The Company sells its products directly to end user customers through its OEM (original equipment manufacturer) relationships, through its direct sales force, and through independent sales representatives in selected international markets. Beginning in fiscal 1996, the Company expanded its direct sales strategy for the U.S. market by hiring direct sales staff to replace third party sales representatives and expanded promotional advertising and trade show participation which previously was limited. The Company recently reorganized its sales and marketing organization which included the addition of three direct sales staff offset by the loss of two senior sales and marketing personnel. Promotional advertising and trade show participation also play a key role in increasing customer awareness and establishing brand recognition. Direct end user accounts are typically large cable television systems where considerable time and technical support are necessary to complete a sale and ensure proper installation and customer satisfaction. The complex nature of the Company's products necessitates close on-going marketing and technical engineering support for its direct end users, OEM partners, and representatives. This is accomplished, when possible, through telephone support but during initial product demonstration, installation and subsequent after sale support, on site support by the Company's technical personnel is required.

     The Company's marketing activity is also directed towards establishing strategic OEM relationships in which the OEM customer will purchase private label versions of the Company's products and include them as part of an integrated package to the OEMs customers. The OEM strategy allows the Company to greatly expand its selling presence, particularly in the international markets. The Company also utilizes its OEM relationships to assist in defining new products. Direct end user customers and sales representatives generated 47% of the Company's sales, and OEM partnerships generated 53% of sales during fiscal 1998 compared to 37% and 63%, respectively in fiscal 1997.

Manufacturing and Supplies

     The Company purchases parts, components and subassemblies (some of which are designed by the Company) necessary for its products from various suppliers, primarily in the United States. These materials are then assembled by the Company, or third party vendors, into finished products which often are integrated with standard peripherals. The Company develops the proprietary hardware used to control various network systems, as well as the software for such systems. The Company's operations also include extensive testing of its systems and components. During fiscal 1998, the Company received ISO 9001 certification.

     The Company generally has multiple sources of supply for the various component parts which it purchases. However, shortages or delayed deliveries of certain components are possible and could have an adverse effect on the Company's business. During fiscal 1998, two vendors accounted for over 10% of the Company's purchases of component parts as follows: 14% and 13%.

Product Development

     Certain areas of the Company's business involve complex systems, software, and electronics technology which can undergo rapid technological change. The Company's ability to compete successfully in these areas will depend upon the continued refining and enhancing of its existing products and its development of new products. The Company has several new performance monitoring products and software enhancements under development which it believes are critical for improving its competitive position. The Company expects these products to be released during the latter half of fiscal 1999.

     The Company currently maintains OEM agreements with or provides private label versions of its products to ADC, General Instrument (GI), Scientific-Atlanta (SA) and Philips Broadband Networks (Philips). Under these agreements, the Company generally designs customer specific versions of its monitoring products and allows OEM's to purchase private label versions of these products for resale. Development is undertaken pursuant to an agreement which may include funding of a portion of the development costs by the OEM. Revenue from custom development efforts specific to original equipment manufacturers ("OEMs") is recognized as contractual milestones are achieved. In certain instances, the Company may market the OEM specific products directly and pay the OEM a royalty. The OEM agreements do not require the purchase of any minimum quantity of product. The OEM's generally have rights to access the technology and manufacture the products provided by AM should AM default on the Agreements.

     The Company continues to work towards establishing new OEM relationships as well as expanding existing relationships. Revenues from OEMs for research and development totaled $290,000 and $667,000 in fiscal 1998 and 1997, respectively.

     The Company's research and development costs totaled $3.9 million in fiscal 1998 and $4.0 million in fiscal 1997.

Competition

     The diversity of a provider's product lines, including compatibility with OEM distribution equipment, product features, software, equipment reliability, price, technical support and warranty terms is the major competitive factor in the CATV network monitoring market. The Company substantially increased its spending in research and development and marketing during fiscal 1997, and maintained those levels in fiscal 1998, and believes that it has improved its competitive position with respect to these factors. However, the Company continues to identify product development needs in excess of its available development resources, which could negatively impact its competitive position.

     The network systems monitoring market is intensely competitive and the Company must continue to invest significant amounts in technology development to maintain or increase its market position.

     The Company's major competitor for its monitoring system is Superior Electronics, a Florida based company which has greater financial, marketing, and technical resources than the Company. The Company also competes with other OEM suppliers who continue to market their own line of monitoring products.

     The Company's family of status monitoring products is designed to be compatible with many brands of amplifiers and power supplies. This has enabled the Company to form business relationships with OEM suppliers who otherwise would have been competitors but who chose to replace their status monitoring equipment with a product developed by the Company.

     There can be no assurance that either existing or new competitors will not develop products or provide services that are more advanced than the Company's products or services or achieve greater market acceptance. Cable Labs, a CATV industry standards setting committee, has formulated a committee to work to establish technical standards for status monitoring systems. The goal of the committee, in which the Company is a participant, is to develop a standards based specification for a low cost monitor which would enable a more widespread use of monitoring within CATV networks. The Company is unable to assess the impact of these activities at the present time, however, the development of standards for status monitoring could result in additional competitors offering monitoring solutions or downward pressure on pricing and margins. Cable Labs has recently issued a draft proposal of standards for monitoring. A new competitor has recently entered the market with a product which supports the preliminary Cable Labs standard.

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

Employees

     As of July 6, 1998, the Company had 74 full-time employees including 9 in administration, 9 in marketing and sales, 35 in engineering, and 21 in manufacturing. In addition, the Company utilizes contract employees and temporary employees to meet peak production demands or special project needs.

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


        PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol AMCM. The following table sets forth the closing high and low quotations as supplied by NASD market makers for each quarter within the Company's last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                           Bid Quotations
                                           --------------
Fiscal Quarter                              High      Low
--------------                              ----      ---

     1997
     ----
         First Quarter                      15/16     7/16
         Second Quarter                       7/8      5/8
         Third Quarter                      11/16      3/8
         Fourth Quarter                     13/16      1/2

     1998
     ----
         First Quarter                       9/16      3/8
         Second Quarter                       3/4      3/8
         Third Quarter                       9/16     7/16
         Fourth Quarter                     11/16     7/16

     As of July 6, 1998 there were approximately 973 holders of record of the Company's Common Stock.

     The Company has never declared nor paid any dividends on its Common Stock. The Board of Directors currently intends to retain any earnings for use in the Company's business, and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Operations

     The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally; the competitive nature of the CATV network monitoring market; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and market demand.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report to Shareholders.

Overview
     AM Communications is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. In response to increased demand for network monitoring systems from the CATV industry, the Company has undertaken a strategy over the past two years to significantly upgrade and enhance its products and technology. This resulted in a significant expansion of research and development and marketing expenditures during fiscal 1997 which increased expenditures continued during fiscal 1998. During fiscal 1997, the Company commenced shipment of its new OmniStat(TM) System which includes new application software, a new control unit and new field transponders. The costs of developing this system resulted in the large operating loss reported for fiscal 1997. See "Description of Business".

Results of Operations
Fiscal 1998 vs. 1997
---------------------
                                            Fiscal 1998            Fiscal 1997
                                            -----------            -----------
Revenues                                       100.0%                  100.0%

Cost of Sales                                   55.2                    54.4
Selling, General and Administrative             15.5                    24.6
Research and Development                        23.4                    38.5
                                               -----                   -----

Operating Income (Loss)                          5.9                   (17.5)
Other Income (Expense)                           (.2)                     .1
                                               -----                   -----
Income (Loss) Before Income Taxes                5.7                   (17.4)
Income Tax Provision                             (.2)                   (8.9)
                                               -----                   -----

Net Income (Loss)                                5.5%                  (26.3)%
                                               =====                   =====

Revenues
     Revenues for the fiscal year ended March 28, 1998 were $16.9 million, representing a 60% increase compared to fiscal 1997 revenues. Revenues for the fiscal year ended March 29, 1997 were $10.5 million, representing a 25% increase compared to fiscal 1996 revenues.

The increase in revenues during fiscal 1998 and 1997 is due to continued increased demand for the Company's status and performance monitoring products and the Company's success in expanding its OEM and CATV customer relationships. During fiscal 1998 and 1997, the Company also introduced several new products including the new OmniStat(TM) System and new monitors developed as part of strategic OEM relationships. The Company maintains key strategic OEM relationships with ADC Communications, General Instrument, Philips and Scientific-Atlanta.

     The Company's revenues in fiscal 1998 included three customers which individually contributed 34%, 18% and 12% of the total revenues, respectively. In fiscal 1997, three customers contributed individually greater than 10% of revenues as follows: 18%, 15% and 14%, respectively. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     The Company disclosed in its Form 10-QSB for the three month period ended December 27, 1997 that it experienced a drop in the backlog of open orders. While the Company experienced revenue growth and profitability during its 4th quarter of fiscal 1998, new order activity during this period was lower than expected resulting in backlog of $2.7 million at March 28, 1998 compared to $4.5 million at the end of fiscal 1997. This order slow down is due primarily to the lack of re-orders related to two major accounts which contributed 34% and 18% of fiscal 1998 revenues. In both situations, the customers have placed their capital program involving the purchase of the Company's products on hold pending re-evaluation of the program. The Company is unable to determine if future orders will be forthcoming from these customers and as a result expects that revenues for at least the first two quarters of fiscal 1999 will be significantly below revenues for the Company's 4th quarter of fiscal 1998 and that the Company will incur operating losses during this period. The Company has taken several actions to address this situation including restructuring its sales and marketing activities by adding additional direct sales staff, aggressively supporting new customer and OEM installations and implementing staffing reductions during the June 1998 quarter which resulted in a 30% reduction of its full-time work force. The Company also has several new products under development which are expected to improve its competitive position, however, such products are not expected to be available until the second half of fiscal 1999.

     Development and software revenues totaled $1.2 million and $955,000 in fiscal 1998 and 1997, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales
     Costs of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 55.2% of revenues in fiscal 1998 compared to 54.4% in fiscal 1997. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
     Selling, general and administrative (S,G&A) expenses were approximately $2.6 million in both fiscal 1998, and in fiscal 1997. Expenses increased slightly in 1998 due to increased marketing and sales costs related to expanded business opportunities, including added field application engineers and support of new OEM customers. The Company expects S,G, & A expenses to remain flat during fiscal 1999.

Research and Development
     Research and development expense totaled $3.9 million for fiscal 1998 compared to $4.0 million in fiscal 1997. The Company continues to spend a significant amount on research and development as it focuses on expanding the OmniSTAT status monitoring system and the evaluation of technology opportunities in related products and markets. The Company expects R&D spending to decline during fiscal 1999.

Operating Income (Loss)
     The Company achieved profitability for fiscal 1998 due to increased revenue levels while limiting increases in operating expenses, primarily research and development. The Company experienced an operating loss of $1.8 million in fiscal 1997 primarily due to increased levels of research and development and marketing expenses as the Company developed and launched its OmniStat(TM) monitoring system.

Income Taxes
     Due to the significant net operating loss carry-forward, the Company pays minimum income taxes which include state income taxes and federal income taxes based on an "alternative minimum tax" calculation.

     During fiscal 1997, the Company evaluated the carrying value of its deferred tax asset which was recorded in fiscal 1995 and determined, after consideration of the current year's loss, that this asset should be fully reserved. Accordingly, an income tax expense adjustment of $936,000 was recorded to fully reserve this asset.

Industry Factors
     The cable and broadband communications industry is undergoing significant change as cable television (CATV) operators continue to expand and consolidate their operations. Operators are also implementing new interactive services such as video on demand, Internet access and telephony. In addition, competition for video services has increased with new entrants, including telephone and satellite providers. This has resulted in existing CATV operators planning to expand and upgrade their distribution infrastructures and new providers planning to construct new distribution systems capable of providing a mix of services. There continue to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries, including governmental regulations, competing distribution technologies, and significant capital costs.

     Demand for the Company's monitoring products has increased as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. However, the Company's operations are subject to the timing and success of new product introductions and the scheduling of orders by customers. The Company continues to identify product development needs in excess of its available development resources, which could negatively impact its competitive position. Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance and such factors could impact the trading price of the Company's common stock.

Liquidity and Capital Resources

     In fiscal 1998, the Company generated net cash of $90,000 compared to a net use of cash of $44,000 in fiscal 1997.

     The Company has financed its operations since fiscal 1996 with the cash proceeds of $2.6 million related to the exercise of 5.8 million warrants in April 1995, $266,000 from the exercise of stock options during fiscal 1996 and the issuance of warrants for $300,000 in fiscal 1997, and cash generated from operations in fiscal 1998. In June 1997, the Company received a $200,000 short-term loan from its principal stockholder to support inventory requirements related to the increased sales backlog. The loan was repaid in September, 1997.


     As of March 28,1998, the Company's cash totaled $710,000 compared to $620,000 at March 29, 1997. As discussed above, the Company expects to incur operating losses at least through the first six months of fiscal 1999 as a result of a decline in order bookings. The Company believes that existing cash and available lending lines, combined with recent operating expense and staff reductions, is sufficient to support operations over this time period. Should operating losses continue or exceed planned levels, the Company would expect to further reduce operating expenses, including additional staff reductions, to allow continued operation of the business. The Company is also evaluating the need to raise additional capital to enable continued execution of its development strategy. There can be no assurance that such additional capital would be available.


     In September 1997, the Company received a working capital line of credit from a commercial bank to provide up to $1 million based on the value of accounts receivable. Under terms of the agreement, all the Company's assets are pledged and interest is payable at 1 1/2% above prime. The Company borrowed up to $612,000 under this line during fiscal 1998, which was repaid, and no amounts were outstanding at March 28, 1998. The line of credit expires July 31, 1998 and the Company received a commitment letter extending the line at a reduced level of $750,000 through July 30, 1999. The Company also received up to a $250,000 commitment from its primary shareholder to provide working capital through July 1999 at 10% interest and payment of outstanding borrowings due by September 30, 1999.

     Capital expenditures totaled $329,000 in fiscal 1998 and $696,000 in fiscal 1997 and include capital leases, computers, manufacturing assembly and test equipment and facility related improvements and fixtures.

Accounting for Stock Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) was adopted by the Company in April 1996 and the Company continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) with pro forma disclosures of net income and net income per share as if the fair value method applied.

Impact of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this statement effective March 29, 1998 and has no components of other comprehensive income to report.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. The Company will adopt the disclosure prescribed by SFAS 131 in its 1999 Annual Report as required.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 supersedes the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The Company plans to adopt this statement in its 1999 Annual Report as required.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company intends to adopt this statement in its 1999 Annual Report as required, if practical. The adoption of SOP 98-1 will not have a material impact on the Company's results from operations or financial condition.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is currently assessing whether its existing computer systems will properly utilize dates beyond December 31, 1999. If modifications are required for its existing systems and the modifications are not completed on a timely basis, the Year 2000 Issue could have a material adverse impact on the operations of the Company. Presently, the Company does not have an estimate for the costs of the project and the date on which the Company plans to complete the Year 2000 modifications, if any. However, based upon the Company's initial assessment, the Company believes that the costs of the project will not be material. The Company believes that it has minimal exposure to contingencies related to the Year 2000 Issue for the products it has sold.

     The Company plans to engage in formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely or interface with will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Item 7. Financial Statements




                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
AM Communications, Inc.
Quakertown, Pennsylvania

We have audited the accompanying balance sheets of AM Communications, Inc. as of March 28, 1998 and March 29, 1997 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AM Communications, Inc. as of March 28, 1998 and March 29, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Philadelphia, Pennsylvania
May 27, 1998, except for Note 14 which is as of July 9, 1998

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS


                                                                            Fiscal Year Ended
                                                                       March 28,             March 29,
                                                                        1998                   1997
                                                                  ----------------       ---------------
Revenues                                                            $16,854,000           $10,510,000

Costs and Expenses:
   Cost of Sales                                                      9,303,000             5,715,000
   Selling, General and Administrative                                2,611,000             2,590,000
   Research and Development                                           3,937,000             4,045,000
                                                                    -----------           -----------

Operating Income (Loss)                                               1,003,000            (1,840,000)
Other Income (Expense)                                                  (36,000)               15,000
                                                                    -----------           -----------

Income (Loss) Before Income Taxes                                       967,000            (1,825,000)
Income Tax Provision                                                     30,000               936,000
                                                                    -----------           -----------

Net Income (Loss)                                                   $   937,000           $(2,761,000)
                                                                    ===========           ===========

Basic Net Income (Loss) Per Share                                   $      0.03           $     (0.09)
                                                                    ===========           ===========

Diluted Net Income (Loss) Per Share                                 $      0.03           $     (0.09)
                                                                    ===========           ===========

Shares Used in Computation of Basic
   Net Income (Loss) Per Share                                       31,053,000            31,018,000
                                                                    ===========           ===========

Shares Used in Computation of
   Diluted Net Income (Loss) Per Share                               33,902,000            31,018,000
                                                                    ===========           ===========


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                       March 28,          March 29,
ASSETS                                                                   1998               1997
                                                                      -----------       ------------
Current Assets:
   Cash                                                              $   710,000        $   620,000
   Accounts Receivable, Net of Reserves
      of $32,000 - 1998 and $9,000 - 1997                              1,851,000          1,160,000
   Inventory                                                           2,073,000          2,106,000
   Prepaid Expenses and Other                                             63,000             68,000
                                                                     -----------        -----------
         Total Current Assets                                          4,697,000          3,954,000

Equipment and Fixtures, Net                                              734,000            899,000
Other Assets                                                              19,000            116,000
                                                                     -----------        -----------
Total Assets                                                         $ 5,450,000        $ 4,969,000
                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                      $   108,000        $   133,000
   Accounts Payable                                                      991,000          1,672,000
   Advances                                                              194,000            177,000
   Accrued  Expenses                                                     987,000            652,000
                                                                     -----------        -----------
         Total Current Liabilities                                     2,280,000          2,634,000
                                                                     -----------        -----------

Capital Lease Obligations - Long Term                                     39,000            149,000

Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares in 1998
   and 1997                                                            2,583,000          2,583,000
                                                                     -----------        -----------

Commitments and Contingencies (Notes 7 and 12)
Stockholders' Equity:
   Common Stock, $.10 Par Value, Authorized 40,000,000
      Shares in 1998 and 1997; Issued and Outstanding
      31,072,296 Shares in 1998  and 31,042,296
      Shares in 1997                                                   3,107,000          3,104,000
Capital in Excess of Par                                              31,269,000         31,264,000
Accumulated Deficit                                                  (33,828,000)       (34,765,000)
                                                                     -----------        -----------
      Stockholders' Equity (Deficit)                                     548,000           (397,000)
                                                                     -----------        -----------
Total Liabilities and Stockholders' Equity                           $ 5,450,000        $ 4,969,000
                                                                     ===========        ===========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Common Stock              Capital
                                                      ------------             in Excess        Accumulated
                                                  Shares        Amount           of Par           Deficit
                                                  ------        ------         ---------        -----------
Balance, March 30, 1996                         30,962,962    $3,096,000      $30,940,000      $(32,004,000)
                                                ==========    ==========      ===========      ============

Issuance of Warrants                                ---           ---             300,000           ---

Exercise of Incentive Stock Options                 79,334         8,000           24,000           ---

Net Loss for Year Ended
March 29, 1997                                      ---           ---             ---            (2,761,000)
                                                ----------    ----------     ------------       -----------

Balance, March 29, 1997                         31,042,296    $3,104,000      $31,264,000      $(34,765,000)
                                                ==========    ==========      ===========      ============

Exercise of Incentive Stock Options                 30,000         3,000            5,000           ---

Net Income for Year Ended

March 28, 1998                                      ---           ---             ---               937,000
                                                ----------    ----------     ------------       -----------

Balance, March 28, 1998                         31,072,296     3,107,000       31,269,000       (33,828,000)
                                                ==========    ==========      ===========      ============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             Fiscal Year Ended
                                                                         March 28,         March 29,
                                                                           1998              1997
                                                                       -------------    -------------
Cash Flows from Operating Activities:
   Net Income  (Loss)                                                 $    937,000       $(2,761,000)
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used In) Operating Activities:
      Depreciation and Amortization                                        590,000           469,000
      Deferred Income Taxes                                                    ---           936,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                                              (691,000)          428,000
         Inventory                                                          33,000           228,000
         Prepaid Expenses and Other                                          6,000            57,000
         Accounts Payable                                                 (681,000)          439,000
         Advances                                                           17,000           138,000
         Accrued and Other Expenses                                        335,000           277,000
                                                                       -----------       -----------
Net Cash Provided By Operating Activities                                  546,000           211,000

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                            (329,000)         (500,000)
                                                                       -----------       -----------
Net Cash Used In Investing Activities                                     (329,000)         (500,000)

Cash Flows from Financing Activities:
   Proceeds from Borrowings Under Bank Line of Credit                      612,000            ---
   Repayment of Borrowings Under Bank Line of Credit                      (612,000)           ---
   Borrowings from Principal Stockholder                                   200,000            ---
   Repayments from Principal Stockholder                                  (200,000)           ---
   Exercise of Stock Options                                                 8,000            32,000
   Sale of Warrants                                                          ---             300,000
   Payments Under Capital Lease Obligations                               (135,000)          (87,000)
                                                                       -----------       -----------
Net Cash Provided By (Used In) Financing Activities                       (127,000)          245,000

Net Increase (Decrease) In Cash                                             90,000           (44,000)
Cash:
   Beginning                                                               620,000           664,000
                                                                       -----------       -----------
   Ending                                                              $   710,000       $   620,000
                                                                       ===========       ===========

Interest Paid                                                          $    41,000       $    25,000
                                                                       ===========       ===========
Income Taxes Paid (Refunded)                                           $   (17,000)      $    ---
                                                                       ============      ===========

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                             $     ----        $  196,000
                                                                       ============      ===========

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

Fiscal Year

     The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ending March 28, 1998 and March 29, 1997 included 52 weeks each.

Revenue Recognition

     AM Communications, Inc. (the "Company") derives its revenues principally from sales of its products to the cable TV industry. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon the shipment of the product. Revenue from custom development efforts are recognized as contractual milestones are achieved.

Inventory

     Manufacturing inventory which comprises raw materials, work-in-process and finished goods is valued at the lower of cost (first-in, first-out method) or market.

Equipment and Fixtures

     Equipment and fixtures are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Intangibles

     Intangibles include goodwill and the costs associated with the acquisition of patents and fees for the successful defense of patents. Patents are being provided on a straight-line basis, over their estimated useful lives of five years. Costs related to unsuccessful patents or patents relating to products no longer manufactured are written off. As of March 28, 1998 all goodwill has been fully amortized.

Deferred Software Development Costs

     Costs incurred for the successful production of computer software that is used as an integral part of certain of the Company's products are not capitalized until technological feasibility has been established for the software, and all research and development activities for the software and for the other components of the product have been completed. Deferred software development costs consist of direct salaries, related payroll costs and other direct costs. Amortization, on a product-by-product basis, commences upon the product's general release to customers and occurs over a period of three years as a function of estimated product life. Amortization of deferred software development costs charged to research and development expense was $50,000 for the year ended March 28, 1998 and $111,000 for the year ended March 29, 1997. Other research and development costs are expensed currently. None of the Company's software development efforts in fiscal 1998 or 1997 met the requirements for capitalization.

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

Income (Loss) Per Common Share

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

Impact of Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this statement effective March 29, 1998 and has no components of other comprehensive income to report.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. The Company will adopt the disclosure prescribed by SFAS 131 in the 1999 Annual Report as required.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 supersedes the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The Company plans to adopt this statement in its 1999 Annual Report as required.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company intends to adopt this statement in its 1999 Annual Report as required, if practical. The adoption of SOP 98-1 will not have a material impact on the Company's results from operations or financial condition.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 2.  Inventory:
                                                     March 28,        March 29,
                                                       1998             1997
                                                --------------     -------------
              Raw Material                      $    2,171,000    $   2,106,000
              Work-in-Process                          937,000          749,000
              Finished Goods                           180,000          391,000
                                                --------------     -------------
                                                     3,288,000        3,246,000
              Inventory Reserve                     (1,215,000)      (1,140,000)
                                                ----------------  --------------
              Net Inventory                     $    2,073,000    $   2,106,000
                                                ===============   ==============

     The Company evaluates the inventory reserve annually to reflect product line transitions which have resulted from new product development. The reserve represents management's estimate of excess inventory not usable in new product generations.

Note 3.  Equipment and Fixtures:
                                Estimated            March 28,       March 29,
                                Useful Lives            1998           1997
                                ------------        -----------    -------------
     Equipment                  3-5 yrs.          $   3,881,000    $  3,587,000
     Furniture and Fixtures     3-5 yrs.                314,000         294,000
     Leasehold Improvements        5 yrs.               126,000         116,000
                                                  -------------    -------------
                                                      4,321,000       3,997,000
     Accumulated Depreciation & Amortization         (3,587,000)     (3,098,000)
                                                  -------------    -------------
                                                  $     734,000    $     899,000
                                                 =============    ==============

Note 4.  Related Party Transactions:


     Under separate consulting agreements, Lemuel A. Tarshis and R. Barry Borden Directors of the Company, were paid $24,000 and $17,800, respectively, during fiscal 1998.


     In June 1997, the Company received a $200,000 short-term loan from its principal stockholder to support inventory requirements related to the increased sales backlog. The loan was repaid in September, 1997.

Note 5.  Accrued Expenses:

     Accrued expenses consist of the following items:
                                                   March 28,        March 29,
                                                      1998             1997
                                                ---------------   --------------
Accrued Compensation                            $     462,000    $    291,000
Accrued Rent                                          180,000          98,000
Accrued Real Estate Taxes                              29,000          27,000
Warranty Reserve                                      203,000          55,000
Accrued Income Taxes                                   32,000           2,000
Accrued Professional Fees                              60,000          47,000
Other                                                  21,000         132,000
                                                -------------    -------------
                                                $     987,000    $    652,000
                                                =============    =============

Note 6.  Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision (benefit) for income taxes consisted of:

                                            Fiscal 1998     Fiscal 1997
                                           -------------   -------------
         Current Income Taxes                $  30,000    $         ---
         Deferred Income Taxes                 (85,000)      (1,064,000)
         Change in Valuation Allowance          85,000        2,000,000
                                          -------------   -------------
         Net                                 $  30,000    $     936,000
                                         =============    =============

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                             Fiscal 1998      Fiscal 1997
                                             -------------   -------------
Federal Income Tax Provision (Benefit) at
     Statutory Rate                         $   329,000       $  (620,000)
State Income Taxes, Net of Federal Benefit        9,000          (120,000)
Research and Development Credits                (50,000)         (149,000)
Non-deductible Amounts                            3,000          (175,000)
Change in Valuation Allowance                    85,000         2,000,000
Utilization of NOL Carryforward                (346,000)              ---
                                             ------------      ----------
Income Tax Provision                         $   30,000       $   936,000
                                             ============     ===========

     The components of the net deferred tax asset as of March 28, 1998 and March 29, 1997 were as follows:
                                                    March 28,        March 29,
                                                      1998           1997
                                                  -------------    ---------
         Deferred Tax Items:
              Inventory                           $   493,000      $  463,000
              Accrued Expenses and Reserves           155,000         123,000
              Net Operating Loss Carryforwards      7,761,000       7,811,000
              Tax Credit Carryforwards                748,000         675,000
              Valuation Allowance                  (9,157,000)     (9,072,000)
                                                  ------------     -----------
              Net Deferred Tax Assets             $       ---      $      ---
                                                  =============    ===========

     During fiscal 1997, the Company evaluated the carrying value of the deferred tax asset which was established in fiscal 1995, and determined, after consideration of that year's loss, that this asset should be fully reserved. Accordingly, income tax expense of $936,000 was recognized in fiscal 1997 to fully reserve this asset.

     The Company has total net operating loss carryforwards available to offset future taxable income of $22.5 million expiring at various times from 1999 to 2012. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may expire unutilized.

Note 7.  Operating Leases:

     The Company leases its facility under a lease expiring in January 2002. The Company also leases certain equipment under short term leases. Rental expense charged to operations for fiscal years 1998 and 1997 was $302,000 and $275,000, respectively.

     Future minimum lease commitments under the Company's facility lease are:

                  1999                $     279,000
                  2000                      300,000
                  2001                      350,000
                  2002                      322,000
                                      -------------
                                      $   1,251,000
                                      =============


Note 8.  Obligations Under Capital Leases:

     The Company has capital lease agreements for machinery and equipment as follows:
                                                March 28,        March 29,
                                                  1998              1997
                                            -------------       -----------
       Capitalized cost                   $       482,000      $    482,000
       Accumulated amortization                  (350,000)         (219,000)
                                          ----------------     -------------
                                          $       132,000      $    263,000
                                          ================     ============

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of March 28, 1998, are:

     1999                                                       $  117,000
     2000                                                           40,000
                                                                -----------
     Total minimum lease payments                                  157,000
     Less amount representing interest                              10,000
                                                                -----------
     Present value of net minimum lease payments                   147,000
     Less current maturities                                       108,000
                                                                ----------
     Capital lease obligations - long term                     $    39,000
                                                               ============

Note 9.  Business, Major Customers, and Credit Risk:

     The Company operates in one business segment which manufactures and supplies products and services to the broadband telecommunications and the cable TV industries. The majority of the Company's revenues and accounts receivable relate to customers in these industries.

     Three customers in fiscal 1998 and three customers in fiscal 1997 accounted for 10% or more of the Company's total revenues as follows: Scientific-Atlanta - 34%, Comcast - 18% and Philips - 12% in fiscal 1998 and General Instrument - 18%, ADC Communications - 15% and Cablevision - 14% in fiscal 1997.


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


     The Company disclosed in its Form 10-QSB for the three month period ended December 27, 1997 that it experienced a drop in the backlog of open orders. While the Company experienced revenue growth and profitability during its 4th quarter of fiscal 1998, new order activity during this period was lower than expected resulting in backlog of $2.7 million at March 28, 1998 compared to $4.5 million at the end of fiscal 1997. This order slow down is due primarily to the lack of re-orders related to two major accounts which contributed 34% and 18% of fiscal 1998 revenues. In both situations, the customers have placed their capital program involving the purchase of the Company's products on hold pending re-evaluation of the program. The Company is unable to determine if future orders will be forthcoming from these customers and as a result expects that revenues for at least the first two quarters of fiscal 1999 will be significantly below revenues for the Company's 4th quarter of fiscal 1998 and that the Company will incur operating losses during this period. The Company has taken several actions to address this situation including restructuring its sales and marketing activities by adding additional direct sales staff and aggressively supporting new customer and OEM installations. The Company also has several new products under development which are expected to improve its competitive position, however, such products are not expected to be available until the second half of fiscal 1999.


Note 10. Capital Stock:

     The Company has an incentive stock option plan (the "1991 Plan") for its employees. Under this Plan, options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. In October 1997, the stockholders approved an increase in the number of shares available under the 1991 Plan to 6,000,000.

     A prior plan (the "1982 Plan") covering 2,100,000 shares expired on March 24, 1992. Options granted under this plan expire 10 years after the date of grant.
                                       26

     The following summary shows the aggregate stock option activity expressed in shares for the 1982 and 1991 Plans:
                                              Fiscal Years Ended
                                          March 28,        March 29,
                                             1998            1997
                                        ------------        -------

Outstanding at Beginning of Year           5,696,833      3,885,333
     Granted                               1,368,000      2,073,000
     Terminated                             (213,000)      (168,166)
     Expired                                (496,500)       (14,000)
     Exercised                               (30,000)       (79,334)
                                       -------------      ----------
     Outstanding at End of Year            6,325,333      5,696,833
                                       =============      ==========
     Available for Grant                     372,667        391,665
                                       =============      ==========
     Exercisable at End of Year            4,211,249      3,701,334
                                       =============      ==========

     Price Range of Options Outstanding at March 28, 1998 - $0.21 - $0.6875
(Weighted   Average -$.48)

     In fiscal year 1998, the Company modified the terms of all previously issued and outstanding options, using the then current market price of $0.53 per share.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the Company's net income and income per share would have been increased to the pro forma amounts indicated below:
                                                         Fiscal Years Ended
                                                       March 28,    March 29,
                                                         1998         1997
                                                      ----------   ----------
Net income (loss) as reported         As reported     $937,000   $(2,761,000)
                                       Pro forma      $490,000   $(3,052,000)

Basic earnings (loss) per share       As reported     $   0.03   $    (0.09)
                                        Pro forma     $   0.02   $    (0.10)

Diluted earnings (loss) per share     As reported     $   0.03        (0.09)
                                        Pro forma     $   0.01        (0.09)

     The per share weighted-average fair value of stock options granted during fiscal years 1998 and 1997 was $.12 and $.28, respectively, on the date of grant calculated using the Black Scholes option-pricing model with the following weighted-average assumptions:
                                           Fiscal Years Ended
                                        March 28,          March 29,
                                         1998                1997
                                      -----------          -------

Expected Life (Years)                      5.0               5.0
Risk-Free Interest Rate                    6.0%             6.10%
Volatility                                  50%               60%
Dividend Yield                               0%                0%

     Pro forma net income reflects only options granted in recent years. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 2, 1995 is not considered.

     At March 28, 1998, the following warrants to purchase the Company's common stock were outstanding:

      Issued in           Expiration               Exercise        Number of
     Fiscal Year             Date                   Price           Shares
     -----------        -------------             --------        ---------
       1996             July 1, 2004                $1.00         1,500,000

     In July 1996, the Company issued warrants to purchase 1,500,000 shares of common stock at $1.00 per share in return for $300,000 cash. These warrants become exercisable at the rate of 500,000 shares per year commencing July 1, 1997 and expire five years after they become exercisable.


     On March 18, 1998, 300,000 shares of $0.45 Senior Promissory Note Warrants expired.

Net Income/(Loss) Per Share
     Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) was adopted by the Company in December 1997. SFAS 128 changed the method for computing and presenting earnings per share (EPS) and requires dual presentation of basic and diluted earnings per share. Prior period EPS data has been restated to conform with the provisions of SFAS 128.

     The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations at March 28, 1998 and March 29, 1997.

                                                 1998              1997
                                              ----------        ---------

      Net Income (Loss)                      $   937,000     $ (2,761,000)
      Basic Shares                            31,053,000       31,018,000
          Convertible Preferred Stock and
          Dilutive Options                     2,860,000              ---
                                             -----------     ------------
      Diluted Shares                          33,902,000       31,018,000
      Net Income (Loss) Per Common Share
          Basic                                     0.03            (0.09)
          Diluted                                   0.03            (0.09)

     During fiscal 1998, options to purchase an average of 6,325,333 shares of common stock at prices ranging from $0.21 to $0.6875 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

Note 11.  Redeemable Preferred Stock and Debt

     Alvin Hoffman, the Company's majority stockholder and a director, owns the 25,825 shares of Senior Convertible Redeemable Preferred Stock which is convertible into Common Stock at 100 shares of Common Stock for each share of Senior Convertible Redeemable Preferred Stock held. Such stock is redeemable at the Company's option under certain circumstances should the holder not elect to convert. In addition, upon the occurrence of certain events (e.g. - sale of the Company, merger, bankruptcy), the Company may be required by the holder of any shares of the Senior Convertible Redeemable Preferred Stock, to redeem, either in whole or in part, shares of this Senior Convertible Redeemable Preferred Stock at a price of $100 per share, which such redeemable shares shall then be retired and not reissued.


     In addition to the Senior Convertible Redeemable Preferred Stock, the Company has authorized 974,175 additional shares of Preferred Stock, $.10 par value, none of which are outstanding as of March 28, 1998.

Note 12. Commitments and Contingencies

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


Note 13. Working Capital Line of Credit


         In September 1997, the Company received a working capital line of credit from a commercial bank to provide up to $1 million based on the value of accounts receivable. Under terms of the agreement, all the Company's assets are pledged and interest is payable at 1 1/2% above prime. The Company borrowed up to $612,000 under this line during fiscal 1998, which was subsequently repaid, and no amounts were outstanding at March 28, 1998. The line of credit expires July 31, 1998. See Note 14 regarding the extension of this line.

Note 14. Subsequent Events

     On July 9, 1998, the Company received a commitment letter from its commercial bank extending the line at a reduced level of $750,000 through July 30, 1999. The Company also received a commitment from its primary shareholder to provide working capital through July 1999 at 10% interest and payment of outstanding borrowings due by September 30, 1999.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


  None.


         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act


     Listed below are the directors and executive officers of the Company:


Name                                   Age  Position
----                                   ---  --------
William H. Lambert                     61   Chairman
Keith D. Schneck                       43   President, Chief Executive Officer,
                                            Chief Financial Officer and Director
Michael L. Quelly                      44   Vice President, Engineering
Joseph D. Rocci                        50   Vice President, Product Technology
Herman O. Benninghoff, II (2)          67   Director
Henry I. Boreen (1)                    71   Director
R. Barry Borden (1)                    58   Director
Alvin Hoffman (1)                      69   Director
Burt Hoffman (2)                       44   Director
Hal Krisbergh (1)                      50   Director
Lemuel A. Tarshis, Ph.D. (2)           57   Director

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

     William H. Lambert was appointed Chairman in January 1998. From 1987 to 1997 he served as Chairman and Chief Executive Officer of TSX, Inc., which was merged into Antec Corporation in February 1997. Prior to this, he held various executive positions with General Instrument from 1960 to 1987.

     Keith D. Schneck joined the Company in April 1995 as President and Chief Financial Officer and became a Director in June 1995. Since January 1998, he has served as Chief Executive Officer. From 1987 until he joined the Company, Mr. Schneck held senior management positions at Integrated Circuit Systems, Inc. including Chief Operating Officer and Senior Vice President, Finance.

     Michael L. Quelly joined the Company in 1982. He has served as Vice President, Engineering from September 1989 to the present, except for the period October 1990 through March 1995 when he also was Executive Vice President.

     Joseph D. Rocci joined the Company in October 1983 as Director of Engineering and in 1988 was appointed Vice President of Product Technology.

     Herman O. Benninghoff, II has served as a director of the Company since February 1988. He has been the Chairman of the Board of the Philadelphia Pipe Bending Co., Philadelphia, PA and D Kay Fabricators, Inc., Youngstown, OH since 1977. He is a director and principal in Philadelphia Pipe Bending Co., Philadelphia, PA.

     Henry I. Boreen has been a director of the Company since 1985. He has served as Chairman and Chief Executive Officer from October 1990 through January 1998. Mr. Boreen also has served as Chief Financial Officer and President from 1990 through April 1995. He has been Chief Executive Officer and director of HIB International, Inc., which participates in high technology joint ventures, since 1985. Mr. Boreen is also Chairman and interim chief executive officer of Integrated Circuit Systems, a publicly held company.

     R. Barry Borden has been a director of the Company since October 1996. Mr. Borden is President of Nettech Systems, Inc. of Princeton New Jersey. He previously has held executive level positions with other high technology companies including Mergent International, Cricket Software, Inc., Franklin Computer Corporation and Delta Data Systems. Mr. Borden is also a director of Matterhorn Growth Fund, and Chairman of Scangraphics, a publicly held company.

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


Section 16(a) Beneficial Ownership Reporting Compliance


     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. The Company believes that during the fiscal year of the Company ended on March 28, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were timely satisfied.

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

                           Summary Compensation Table
                           --------------------------
                        Annual and Long Term Compensation

Name & Principal                 Fiscal                       Stock Options           Other
     Position                    Year          Salary             Awarded             Compensation
--------------------------------------------------------------------------------------------------
Keith D. Schneck                 1998       $    133,000            450,000 (1)         $7,982 (2)
President and CEO                1997            116,000            400,000              2,876
                                 1996             87,000            450,000                660
--------------------------------------------------------------------------------------------------

Robert J. Vogel **               1998       $    107,000            300,000 (1)         $5,578 (3)
Vice President, Strategic        1997             89,000            250,000              1,395
Development                      1996*              ---             300,000               ---
--------------------------------------------------------------------------------------------------

*    Mr. Vogel began his employment with the Company in fiscal year 1996.
** Mr. Vogel resigned as an officer and an employee of the Company on May 8, 1998.


(1) Repriced stock options previously issued in fiscal year 1996. See paragraphs below.
(2) Represents $403 and $291 in group life insurance premiums paid by the Company in fiscal 1998 and 1997, respectively, and $7,579, $2,576, and $660 in matching contributions under the Company's 401(k) plan paid by the Company in fiscal 1998, 1997, and 1996, respectively.
(3) Represents $403 and $259 in group life insurance premiums paid by the Company in fiscal 1998 and 1997, respectively, and $5,175 and $1,136 in matching contributions under the Company's 401(k) plan paid by the Company in fiscal 1998 and 1997, respectively.

     Other than the salary and bonus described herein, the Company did not pay either the executive officers named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of 10% of such executive officer's salary and bonus during fiscal 1996, 1997, and 1998. The above compensation does not include certain insurance and other personal benefits, the total value of which does not exceed as to any named officer the lesser of $50,000 or 10% of such person's cash compensation.

     All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms, or operation in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

     During fiscal 1998, the Compensation and Stock Option Committee determined that the goals of the Company's 1991 Incentive Stock Option Plan and the Company's 1982 Incentive Stock Option Plan (the "Plans") to provide equity incentives for employees, executive officers, and directors of the Company would not be achieved with a significant number of options with exercise prices above the fair market value of the Company's Common Stock, and therefore that it was in the interests of the Company and the stockholders to reprice those options.

     In August 1997, the Company deemed automatically adjusted to the average of the bid and asked price of the Company's Common Stock on August 4, 1997 ($0.53 per share) the exercise price of all outstanding options issued under the Plans with an exercise price exceeding $0.53 per share. This repricing included all such options held by the Company's employees, executive officers, and directors.

                           Summary Option Grant Table
                           --------------------------

                                                           % of Total
                                  No. of Securities         Options Granted        Exercise
                      Fiscal      Underlying Options        to Employees           Price         Expiration
                      Year            Granted             in Fiscal Year         ($/Share)        Date
                      ----        ------------------      --------------         ---------       ----------
Keith D. Schneck      1998                ---                 ---                   ---             ---
                      1997            400,000                 23%                   $.50         1/03/07
                      1996            150,000                 18%                   $.53         3/16/05
                                      300,000                 36%                   $.53         3/16/05
--------------------------------------------------------------------------------------------------------
Robert Vogel          1998                ---                 ---                   ---             ---
                      1997            400,000                 23%                   $.50         1/03/00
                      1996            200,000                 24%                   $.53         1/15/99
                                      100,000                 12%                   $.53         1/15/99

                                       33

     The following table sets forth certain information pertaining to the stock options held by the individuals named in the Summary Cash Compensation Table:


                                  Fiscal 1998 Year End Option Values
                                  ----------------------------------
                                    Number of                        Value of
                              Unexercised Options             In-the-Money Options
                               At Fiscal Year End             at March 28, 1998(1)
                               ------------------             --------------------
Name                    Exercisable      Unexercisable   Exercisable         Unexercisable
----                    -----------      -------------   -----------         -------------

Keith D. Schneck         583,334           266,666        $59,417               $33,333
Robert J. Vogel (2)      283,335           266,665        $29,417               $30,333

(1) Value is based upon the closing price of the stock on March 28, 1998, less the exercise price.
(2) Mr. Vogel resigned as an officer and an employee of the Company on May 8, 1998.

     There were no stock options or stock appreciation rights exercised by Mr. Schneck or Mr. Vogel during the last fiscal year. The Company does not maintain any long term incentive plans for its officers.

     Directors who are not officers or employees of the Company are paid $500 for each Board of Directors meeting and Committee meeting attended. In addition to the standard director fees, each director was granted options to purchase 50,000 shares at an exercise price of $0.53 on October 17, 1997. These options were fully vested as of the date of grant. In addition, William H. Lambert received an option grant on February 11, 1998 to purchase 250,000 shares exercisable equally over a three year period at an exercise price of $0.53.


     The Company does not have any employment contracts or arrangements with any of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of May 29, 1998 with respect to each person and entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, each director of the Company and each executive officer listed in the cash compensation table who owns shares of common stock, and all officers and directors of the Company as a group.

                                                    Beneficial Ownership
                                                    --------------------

Beneficial Owner (1) (2)                    Amount         Percentage of Class
-------------------------                   ------         -------------------
Alvin Hoffman                              18,147,337(3)           53.8%
Henry I. Boreen                             1,565,765(4)            4.9%
Burt Hoffman                                1,145,510(5)            3.7%
Keith D. Schneck                              685,834(6)            2.2%
Robert J. Vogel *                             283,335(7)             *
Herman O. Benninghoff, II                     205,000(8)             *
Hal Krisbergh                                 110,000(9)             *
R. Barry Borden                               110,000(10)            *
Lemuel A. Tarshis                             100,000(11)            *
William H. Lambert **                             ---                *
All Directors and Executive
Officers as a Group (13 Persons)           23,706,605(12)         64.0%


   *   Less than one percent.
   ** Mr. Vogel resigned as an officer and an employee of the Company on May 8, 1998.
   *** Mr. Lambert was elected Chairman of the Board on January 9, 1998.


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

     (2) The address of all beneficial owners is c/o AM Communications, Inc. , 100 Commerce Boulevard, Quakertown, PA 18951-2237.

     (3) The information concerning the beneficial ownership of Mr. Hoffman is based, in part, upon information furnished by Mr. Hoffman to the Company. The beneficial ownership indicated represents (i) an aggregate of 14,391,837 shares of Common Stock currently owned, (ii) 25,825 shares of Senior Convertible Preferred Stock convertible into 2,582,500 shares of Common Stock, (iii) 100,000 shares issuable pursuant to stock options, and (iv) 1,073,000 shares of Common Stock currently owned by Mr. Hoffman's wife. Mr. Hoffman disclaims beneficial ownership of the shares set forth in (iv) above.

     (4) Includes 935,000 shares issuable pursuant to stock options.

     (5) Includes 100,000 shares issuable pursuant to stock options.

     (6) Includes 583,334 shares issuable pursuant to stock options.

     (7) Includes 283,335 shares issuable pursuant to stock options. These options expire August 8, 1998 according to the termination provision of the stock option agreement.

     (8) Includes 110,000 shares issuable pursuant to stock options.

     (9) Includes 110,000 shares issuable pursuant to stock options.

     (10) Includes 100,000 shares issuable pursuant to stock options.

     (11) Includes 100,000 shares issuable pursuant to stock options.

     (12) Includes an aggregate of 20,311,604 shares of Common Stock and Preferred Stock currently owned and 3,395,001 shares which may be acquired upon the exercise of options and warrants.

     All outstanding shares of the Company Senior Convertible Redeemable Preferred Stock as of May 29, 1998 are owned by Alvin Hoffman.

Item 12. Certain Relationships and Related Transactions

     In June 1997, the Company received a $200,000 short-term loan, with interest payable at 8%, from its principal stockholder to support inventory requirements related to the increased sales backlog. This loan was repaid in September, 1997.

Item 13. Exhibits and Reports on Form 8-K

(a)  (1) Exhibits
              See end of exhibit list for footnote references indicated by asterisks.

               *3-a.  (3.1) Restated Certificate of Incorporation of Registrant.

               *3-b.  (3.2) Amended By-Laws of Registrant.

               *4-a. (4.1) Specimen of Common Stock Certificate, par value $.10 per share.

             **10-a.  1991 Incentive Stock Option Plan.

            ***10-b. Joint Development Agreement between AM Communications and Scientific-Atlanta dated May 1996.

            ***10-c. Distribution Agreement and Manufacturing License dated
                     June 14, 1996.

            ***10-d. Registration Rights Agreement dated June 17, 1996.

            ***10-e. Warrant Agreement dated June 17, 1996.

               10-f. Line of Credit Commitment Letter with Progress Bank dated
                     July 17, 1997.

                 11. Computation of Per Share Earnings for fiscal years ended
                     March 28, 1998 and March 29, 1997.

                 23. Independent Auditors' Consent dated July 9, 1998.

                 27. Financial Data Schedule

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

                *** Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 30, 1996.

(b) No reports on Form 8-K have been filed for the last quarter of the period covered by this report on Form 10-KSB.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM COMMUNICATIONS, INC.
         (Registrant)


      /s/ Keith D. Schneck
      -------------------------------
By :  Keith D. Schneck
      President, Chief Financial Officer and
      Chief Executive Officer
      Date:   July 10, 1998

     In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William H. Lambert                   /s/ Keith D. Schneck
----------------------------             -----------------------------
William H. Lambert                       Keith D. Schneck
Chairman of the Board                    President, Chief Financial Officer,
Date: July 10, 1998                       Chief Executive Officer and Director
      ----------------------             Date: July 10, 1998
                                               -----------------------

/s/ Herman O. Benninghoff, II            /s/ Burt Hoffman
-----------------------------            -----------------------------
Herman O. Benninghoff, II                Burt Hoffman
Director                                 Director
Date:  July 10, 1998                      Date: July 10, 1998
       --------------------                    -----------------------


/s/ R. Barry Borden                      /s/ Hal Krisbergh
----------------------------             -----------------------------
R. Barry Borden                          Hal Krisbergh
Director                                 Director
Date:    July 10, 1998                    Date: July 10, 1998
         -------------------                   -----------------------

/s/ Henry I. Boreen                      /s/ Lemuel A. Tarshis
----------------------------             -----------------------------
Henry I. Boreen                          Lemuel A. Tarshis
Director                                 Director
Date:  July 10, 1998                      Date: July 10, 1998
       ---------------------                   ------------------------

/s/ Alvin Hoffman
----------------------------
Alvin Hoffman
Director
Date: July 10, 1998
      ----------------------
                                       38