Form 10QSB
period 1998-06-27
AM COMMUNICATIONS INC
filed 1998-08-12
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTER ENDED JUNE 27, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                          23-1922958
-------------------------------               ---------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization)


100 Commerce Boulevard, Quakertown, PA                        18951-2237
--------------------------------------                        ----------
(Address of principal executive offices)                       Zip Code


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

On August 11, 1998, there were 31,072,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 27, 1998

                                      INDEX

PART I.    FINANCIAL INFORMATION                                             PAGE NO.
-------    ---------------------                                             --------
Item 1.    Financial Statements

           Balance Sheets - June 27 (Unaudited) and March 28, 1998              3

           Statements of Operations - Quarters Ended June 27, 1998              4
           and June 28, 1997 (Unaudited)

           Statements of Cash Flows - Quarters Ended June 27, 1998              5
           and June 28, 1997 (Unaudited)

           Notes to Financial Statements                                        6, 7

Item 2.    Management's Discussion and Analysis of Operations                   8 - 11



PART II.   OTHER INFORMATION
--------   -----------------

Item 6.    Exhibits and Reports on Form 8-K                                    11


Item 1.  Financial Statements


                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                 June 27,               March 28,
                                                                   1998                   1998
                                                              ------------            ------------
ASSETS
Current Assets:
   Cash                                                       $    213,000            $    710,000
   Accounts Receivable, Net of Reserves
      of $32,000 at June 27 and March 28,1998                    1,456,000               1,851,000
   Inventory                                                     l,998,000               2,073,000
   Prepaid Expenses and Other                                       52,000                  63,000
                                                              ------------            ------------
      Total Current Assets                                       3,719,000               4,697,000

   Equipment and Fixtures, Net                                     620,000                 734,000
   Other Assets                                                     19,000                  19,000
                                                              ------------            ------------
   Total Assets                                               $  4,358,000            $  5,450,000
                                                              ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations               $     91,000            $    108,000
   Accounts Payable                                                695,000                 991,000
   Advances                                                         99,000                 194,000
   Accrued  Expenses                                               918,000                 987,000
                                                              ------------            ------------
      Total Current Liabilities                                  1,803,000               2,280,000
                                                              ------------            ------------

Capital Lease Obligations - Long Term                               20,000                  39,000
Notes Payable - Long Term                                           29,000                      --

Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at June 27
   and March 28, 1998                                            2,583,000               2,583,000
                                                              ------------            ------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized
   50,000,000 Shares at June 27 and March 28, 1998;
   Issued and Outstanding 31,072,296 Shares at
   June 27 and March 28, 1998                                    3,107,000               3,107,000
Capital in Excess of Par                                        31,269,000              31,269,000
Accumulated Deficit                                            (34,453,000)            (33,828,000)
                                                              ------------            ------------
   Stockholders' Equity (Deficit)                                  (77,000)                548,000
                                                              ------------            ------------
Total Liabilities and Stockholders' Equity                    $  4,358,000            $  5,450,000
                                                              ============            ============



                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Quarters Ended
                                                                      June 27,         June 28,
                                                                        1998             1997
                                                                   ------------     ------------
Revenues                                                           $  2,438,000     $  3,553,000

Costs and Expenses:
   Cost of Sales                                                      1,275,000        1,770,000
   Selling, General and Administrative                                  748,000          569,000
   Research and Development                                           1,041,000        1,057,000
                                                                   ------------     ------------
Operating Income (Loss)                                                (626,000)         157,000
Other Income                                                              1,000            8,000
                                                                   ------------     ------------
Income (Loss) Before Income Taxes                                      (625,000)         149,000
Income Tax Provision                                                        ---              ---
                                                                   ------------     ------------

Net Income (Loss)                                                  $   (625,000)    $    149,000
                                                                   =============    ============

Basic Net Income (Loss) Per Share                                  $      (0.02)    $        Nil
                                                                   =============    ============

Diluted Net Income (Loss) Per Share                                $      (0.02)    $        Nil
                                                                   =============    ============
Shares Used in Computation of Basic
   Net Income (Loss) Per Share                                       31,072,000       31,042,000
                                                                   ============     ============
Shares Used in Computation of
   Diluted Net Income (Loss) Per Share                               31,072,000       34,096,000
                                                                   ============     ============


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Quarters Ended
                                                                     June 27,               June 28,
                                                                       1998                   1997
                                                                  -----------            -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                              $  (625,000)           $   149,000
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used in) Operating Activities:
      Depreciation and Amortization                                   133,000                133,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                                          395,000             (1,314,000)
         Inventory                                                     75,000                 91,000
         Prepaid Expenses and Other                                     2,000                (24,000)
         Accounts Payable                                            (296,000)               217,000
         Advances                                                     (95,000)               157,000
         Accrued and Other Expenses                                   (69,000)               (90,000)
                                                                  -----------            -----------
Net Cash Used In Operating Activities                                (480,000)              (681,000)
                                                                  -----------            -----------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                        (10,000)               (45,000)
                                                                  -----------            -----------
Net Cash Used In Investing Activities                                 (10,000)               (45,000)
                                                                  -----------            -----------

Cash Flows from Financing Activities:
   Proceeds from Note Payable                                          29,000                   --
   Borrowings from Principal Stockholder                                 --                  200,000
   Exercise of Stock Options                                             --                    3,000
   Payments Under Capital Lease Obligations                           (36,000)               (34,000)
                                                                  -----------            -----------
Net Cash Provided By (Used In) Financing Activities                    (7,000)               169,000
                                                                  -----------            -----------

Net Decrease in Cash                                                 (497,000)              (557,000)
Cash:
   Beginning                                                          710,000                620,000
                                                                  -----------            -----------
   Ending                                                         $   213,000            $    63,000
                                                                  ===========            ===========

Interest Paid                                                     $     5,000            $     9,000
                                                                  -----------            -----------
Income Taxes Paid                                                 $      --              $      --
                                                                  -----------            -----------



                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                 As of June 27, 1998 and for the Quarters Ended
                         June 27, 1998 and June 28, 1997


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of June 27, 1998 and the related Statements of Operations and Statements of Cash Flows for the quarters ended June 27, 1998 and June 28, 1997 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                                   June 27,                   March 28,
                                                     1998                       1998
                                                -----------                 -----------
                                                 (Unaudited)
2.   Inventory Comprises:
       Raw Material                             $ 2,185,000                 $ 2,171,000
       Work-in-Process                              919,000                     937,000
       Finished Goods                               109,000                     180,000
                                                -----------                 -----------
                                                  3,213,000                   3,288,000
       Inventory Reserves                        (1,215,000)                 (1,215,000)
                                                -----------                 -----------
       Net Inventory                            $ 1,998,000                 $ 2,073,000
                                                ===========                 ===========

3    Accrued Expenses Comprise:
       Accrued Compensation                     $   400,000                 $   462,000
       Accrued Rent                                 187,000                     180,000
       Accrued Real Estate Taxes                     42,000                      29,000
       Warranty Reserve                             203,000                     203,000
       Accrued Income Taxes                          32,000                      32,000
       Accrued Professional Fees                     38,000                      60,000
       Other                                         16,000                      21,000
                                                -----------                 -----------
                                                $   918,000                 $   987,000
                                                ===========                 ===========

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:
                                                          Quarters Ended
                                                          --------------
                                                       June 27,     June 28,
                                                         1998         1997
                                                       --------     --------

     Current Income Taxes                            $      --     $      --
     Deferred Income Taxes                            (236,000)       49,000
     Change in Valuation Allowance                     236,000       (49,000)
                                                     ---------     ---------
     Net                                             $      --     $      --
                                                     =========     =========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                          Quarters Ended
                                                          --------------
                                                       June 27,     June 28,
                                                        1998          1997
                                                     ---------     ---------

     Federal Income Tax Provision at Statutory Rate  $(213,000)    $ 51,000
     State Income Taxes, Net of Federal Benefit        (41,000)       9,000
     Research and Development Credits                   (5,000)     (13,000)
     Permanent Differences                               1,000        1,000
     Change in Valuation Allowance                     236,000      (49,000)
     Other                                              22,000        1,000
                                                     ---------     --------
     Income Tax Provision                            $     ---     $    ---
                                                     =========     ========

     The components of the net deferred tax asset as of June 27 and March 28 were as follows:
                                                       June 27,     March 28,
                                                         1998         1998
                                                     -----------   -----------
     Deferred Tax Items:
       Inventory                                     $   493,000   $   493,000
       Accrued Expenses and Reserves                     155,000       155,000
       Net Operating Loss Carryforwards                7,992,000     7,761,000
       Tax Credit Carryforwards                          753,000       748,000
       Valuation Allowance                            (9,393,000)   (9,157,000)
                                                     -----------   -----------
       Net Deferred Tax Assets                       $        --   $        --
                                                     ===========   ===========

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $24 million expiring at various times from 1998 to 2012. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwards may not be available or may expire before being utilized.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB for its year ended March 1998.

General

AM Communications is a provider of high technology system level products for the broadband communications industry, primarily for network monitoring of CATV transmission systems. In response to increased demand for network monitoring systems from the CATV industry, the Company has undertaken a strategy during fiscal 1997 and 1998 to significantly upgrade and enhance its products and technology. This resulted in a significant expansion of research and development and marketing expenditures during these years and resulted in significant revenue growth for fiscal years 1996 through 1998.

As disclosed in the Company's Form 10-KSB for the fiscal year ended March 28, 1998, the Company experienced a drop in the backlog of open orders during the end of its 1998 fiscal year. The order slow down was due primarily to the lack of re-orders related to two major accounts which contributed 34% and 18% of fiscal 1998 revenues. In both situations, the customers have placed their capital programs involving the purchase of the Company's products on hold pending re-evaluation of the program. The Company is unable to determine if future orders will be forthcoming from these customers and as a result expects that revenues for fiscal 1999 will be significantly below revenues for fiscal 1998 and that the Company will incur operating losses for at least the first two quarters of fiscal 1999. The Company has taken several actions to address this situation including restructuring its sales and marketing activities by adding additional direct sales staff, aggressively supporting new customer and OEM installations and reducing operating costs by implementing staffing reductions during the June 1998 quarter which resulted in a 30% reduction of its full-time work force. The Company also has several new products under development which are expected to improve its competitive position, however, such products are not expected to be available until the second half of fiscal 1999.

Results of Operations
---------------------
Quarter 1 Fiscal 1999 vs. 1998
------------------------------
                                               Quarter 1          Quarter 1
                                              Fiscal 1999        Fiscal 1998
                                              -----------        -----------
Revenues                                         100.0%             100.0%

Cost of Sales                                     52.3               49.8
Selling, General and Administrative               30.7               16.0
Research and Development                          42.7               29.7
                                                ------             ------

Operating Income (Loss)                          (25.7)               4.5
Other Income (Expense)                              .1                (.3)
                                                ------             ------
Income (Loss) Before Income Taxes                (25.6)               4.2
Income Tax Provision                                --                 --
                                                ------             ------

Net Income (Loss)                                (25.6)%              4.2%
                                                ======             ======

Revenues
Revenues for the first quarter of fiscal 1999 ended June 27, 1998 were $2.4 million, representing a 31% decline compared to first quarter fiscal 1998 revenues. The decline in revenues is due to the previously described drop-off of revenues from two key customers. The Company has refocused its selling efforts which have identified new opportunities, however, such opportunities are subject to the risks and uncertainties during the sales cycle in closing new business. The Company continues to maintain key strategic OEM relationships with General Instrument, Philips, and Scientific-Atlanta. Backlog at June 27, 1998 was $2.6 million compared to $8.2 million a year ago.

Development and software revenues totaled $485,000 and $459,000 in the first quarter of fiscal 1999 and 1998, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales
Costs of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 52.3% of revenues in the first quarter of fiscal 1999 compared to 49.8% in fiscal 1998. The increase in cost of sales percentage is due to manufacturing variances incurred with lower volume of revenues during the first quarter of fiscal 1999. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
Selling, general and administrative (S,G&A) expenses were $748,000 and $569,000 in the first quarters of fiscal 1999 and fiscal 1998, respectively. Expenses increased in fiscal 1999 due to increased costs related to staff reductions and restructuring of the sales and marketing function including added staff and promotion expenses. The Company expects S,G, & A expenses to decline during fiscal 1999 as a result of recently implemented staffing reductions.

Research and Development
Research and development expense totaled $1.1 million for both the first quarter of fiscal 1999 and 1998. The Company continues to spend a significant amount on research and development as it focuses on upgrading and expanding the OmniStat(TM) status monitoring system and the evaluation of technology opportunities in related products and markets. The Company continues to identify product development needs in excess of its available development resources which has negatively impacted its competitive position. The Company expects R&D spending to decline during fiscal 1999 as a result of recently implemented staffing reductions.

Operating Income (Loss)
The Company experienced an operating loss of $625,000 in the first quarter of fiscal 1999 primarily due to a significant drop-off of revenues as previously described. The Company has reduced its annual operating costs by approximately $1.2 million going forward primarily through staff reductions. Should the Company's revenue levels not improve, further operating losses would be incurred and the Company would expect to further reduce operating costs to minimize such losses.

Income Taxes
Due to the significant net operating loss carryforward, the Company is subject to minimum income taxes which include state income taxes and federal income taxes based on an "alternative minimum tax" calculation.

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

Demand for CATV network monitoring products has generally increased as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. However, the Company's operations are subject to the timing and success of new product introductions, the scheduling of orders by customers and the Company's ability to support its technology in the field. The Company continues to identify product development needs in excess of its available development resources, which could negatively impact its competitive position. Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance and such factors could impact the trading price of the Company's common stock.

Liquidity and Capital Resources
-------------------------------

In the first quarter of fiscal 1999, the Company consumed net cash of $497,000 compared to consuming cash of $557,000 in the first quarter of fiscal 1998.

As of June 27, 1998, the Company's cash totaled $213,000 compared to $710,000 at March 28, 1998. As discussed above, the Company expects to incur operating losses at least through the first six months of fiscal 1999 as a result of a decline in order bookings. The Company believes that existing cash and available lending lines, combined with recent operating expense and staff reductions, is sufficient to support operations over this time period. Should operating losses continue or exceed planned levels, the Company would expect to further reduce operating expenses, including additional staff reductions, to allow continued operation of the business. The Company is also evaluating the need to raise additional capital to enable continued execution of its development strategy. There can be no assurance that such additional capital would be available.

In September 1997, the Company received a working capital line of credit from a commercial bank to provide up to $1 million based on the value of accounts receivable. Under terms of the agreement, all the Company's assets are pledged and interest is payable at 1 1/2% above prime. The Company borrowed up to $612,000 under this line during fiscal 1998, which was repaid, and no amounts were outstanding at March 28, 1998. The line of credit expired July 31, 1998 and the Company received a commitment letter extending the line at a reduced level of $750,000 through July 30, 1999. The Company also received up to a $250,000 commitment from its primary shareholder to provide working capital through July 1999 at 10% interest and payment of outstanding borrowings due by September 30, 1999.

Capital expenditures totaled $10,000 in the first quarter of fiscal 1999 and $45,000 in the comparable period of fiscal 1998 which include capital leases, computers, manufacturing assembly and test equipment and facility related improvements and fixtures.

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


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

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


Date:  August 11, 1998               By: /s/ Keith D. Schneck
       -----------------                 -------------------------------------
                                         Keith D. Schneck
                                         President and Chief Financial Officer