Form 10QSB
period 1998-09-26
AM COMMUNICATIONS INC
filed 1998-11-10
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856


                             AM COMMUNICATIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                       23-1922958
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Boulevard, Quakertown, PA                   18951-2237
--------------------------------------                   ----------
(Address of principal executive offices)                 (Zip Code)

                                 (215) 538-8700
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
On October 30, 1998, there were 31,072,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998

                                      INDEX


PART I.       FINANCIAL INFORMATION                                         PAGE NO.
-------       ---------------------                                         --------

Item 1.       Financial Statements

              Balance Sheets -- September 26 (Unaudited) and
              March 28, 1998                                                     3

              Statements of Operations - Quarters and Six Months Ended
              September 26, 1998 and September 27, 1997 (Unaudited)              4

              Statements of Cash Flows -- Six Months Ended
              September 26, 1998 and September 27, 1997 (Unaudited)              5

              Notes to Financial Statements                                      6, 7

Item 2.       Management's Discussion and Analysis of Operations                 8 - 12



PART II.      OTHER INFORMATION
--------      -----------------

Item 5.       Other Information                                                  12

Item 6.       Exhibits and Reports on Form 8-K                                   13


Item 1.  Financial Statements
-----------------------------

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                 September 26,            March 28,
                                                                    1998                    1998
                                                               ------------            ------------
                                                                (Unaudited)
ASSETS
Current Assets:
   Cash                                                        $    166,000            $    710,000
   Accounts Receivable, Net of Reserves of $32,000
      at September 26 and March 28, 1998                          1,707,000               1,851,000
   Inventory                                                      1,648,000               2,073,000
   Prepaid Expenses and Other                                        72,000                  63,000
                                                               ------------            ------------
      Total Current Assets                                        3,593,000               4,697,000

   Equipment and Fixtures, Net                                      527,000                 734,000
   Other Assets                                                      18,000                  19,000
                                                               ------------            ------------
      Total Assets                                             $  4,138,000            $  5,450,000
                                                               ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                $     73,000            $    108,000
   Current Portion of Notes Payable                                  30,000                    --
   Accounts Payable                                               1,070,000                 991,000
   Advances                                                            --                   194,000
   Accrued  Expenses                                                961,000                 987,000
                                                               ------------            ------------
      Total Current Liabilities                                   2,134,000               2,280,000
                                                               ------------            ------------

Capital Lease Obligations - Long Term                                 2,000                  39,000
Notes Payable - Long Term                                           105,000                    --

Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at
   September 26 and March 28, 1998                                2,583,000               2,583,000
                                                               ------------            ------------

Commitments and Contingencies

Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized 50,000,000
   Shares at September 26 and March 28, 1998; Issued
   and Outstanding 31,072,296 Shares at September 26
   and March 28, 1998                                             3,107,000               3,107,000
Capital in Excess of Par                                         31,269,000              31,269,000
Accumulated Deficit                                             (35,062,000)            (33,828,000)
                                                               ------------            ------------
   Stockholders' Equity (Deficit)                                  (686,000)                548,000
                                                               ------------            ------------
Total Liabilities and Stockholders' Equity                     $  4,138,000            $  5,450,000
                                                               ============            ============


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                        Six Months Ended
                                              September 26,        September 27,       September 26,        September 27,
                                                   1998                1997                1998                 1997
                                              ------------         ------------        ------------         ------------
Revenues                                      $  2,415,000         $  4,096,000        $  4,853,000         $  7,649,000

Cost and Expenses:
   Cost of Sales                                 1,500,000            2,194,000           2,775,000            3,964,000
   Selling, General and Administrative             610,000              616,000           1,359,000            1,185,000
   Research and Development                        912,000              918,000           1,952,000            1,975,000
                                              ------------         ------------        ------------         ------------

Operating Income (Loss)                           (607,000)             368,000          (1,233,000)             525,000
Other Expense                                        2,000               11,000               1,000               19,000
                                              ------------         ------------        ------------         ------------

Income (Loss) Before Income Taxes                 (609,000)             357,000          (1,234,000)             506,000
Income Tax Provision                                  --                   --                  --                   --
                                              ------------         ------------        ------------         ------------
Net Income (Loss)                             $   (609,000)        $    357,000        $ (1,234,000)        $    506,000
                                              ============         ============        ============         ============

Basic Net Income (Loss) Per Share             $      (0.02)        $       0.01        $      (0.04)        $       0.01
                                              ============         ============        ============         ============

Diluted Net Income (Loss) Per Share           $      (0.02)        $       0.01        $      (0.04)        $       0.01
                                              ============         ============        ============         ============

Shares Used in Computation of Basic
   Net Income (Loss) Per Share                  31,072,000           31,052,000          31,072,000           31,052,000
                                              ============         ============        ============         ============

Shares Used in Computation of Diluted
   Net Income (Loss) Per Share                  31,072,000           34,187,000          31,072,000           34,142,000
                                              ============         ============        ============         ============


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                  September 26,           September 27,
                                                                      1998                     1997
                                                                   -----------             -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                               $(1,234,000)            $   506,000
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used in) Operating Activities:
     Depreciation and Amortization                                     241,000                 266,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                             144,000              (1,125,000)
       Inventory                                                       425,000                (377,000)
       Prepaid Expenses and Other                                      (19,000)                (33,000)
       Accounts Payable                                                 79,000                  53,000
       Advances                                                       (194,000)                  1,000
       Accrued and Other Expenses                                      (26,000)                 76,000
                                                                   -----------             -----------
Net Cash Used In Operating Activities                                 (584,000)               (633,000)
                                                                   -----------             -----------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                         (23,000)               (156,000)
                                                                   -----------             -----------
Net Cash Used In Investing Activities                                  (23,000)               (156,000)
                                                                   -----------             -----------

Cash Flows from Financing Activities:
   Net Proceeds from Borrowings on Bank Line of Credit                    --                   395,000
   Proceeds from Note Payable                                          135,000                    --
   Exercise of Warrants and Stock Options                                 --                     3,000
   Payments Under Capital Lease Obligations                            (72,000)                (68,000)
                                                                   -----------             -----------
Net Cash Provided By Financing Activities                               63,000                 330,000
                                                                   -----------             -----------

Net Decrease In Cash                                                  (544,000)               (459,000)
Cash:
   Beginning                                                           710,000                 620,000
                                                                   -----------             -----------
   Ending                                                          $   166,000             $   161,000
                                                                   ===========             ===========

Interest Paid                                                      $     8,000             $    21,000
                                                                   ===========             ===========
Income Taxes Paid                                                  $      --               $      --
                                                                   ===========             ===========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
           As of September 26, 1998 and for The 26 Week Periods Ended
                    September 27, 1997 and September 26, 1998


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of September 26, 1998 and the related Statements of Operations and Statements of Cash Flows for the quarters and six months ended September 26, 1998 and September 27, 1997 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.


                                      September 26,          March 28,
                                          1998                 1998
                                      -----------          -----------
                                      (Unaudited)
2. Inventory Comprises:
    Raw Material                      $ 1,951,000          $ 2,171,000
    Work in Process                       775,000              937,000
    Finished Goods                        137,000              180,000
                                      -----------          -----------
                                        2,863,000            3,288,000
    Inventory Reserves                 (1,215,000)          (1,215,000)
                                      -----------          -----------
    Net Inventory                     $ 1,648,000          $ 2,073,000
                                      ===========          ===========

3. Accrued Expenses Comprise:
    Accrued Compensation              $   421,000          $   462,000
    Accrued Rent                          190,000              180,000
    Accrued Real Estate Taxes              15,000               29,000
    Warranty Reserve                      203,000              203,000
    Accrued Income Taxes                   32,000               32,000
    Accrued Professional Fees              45,000               60,000
    Other                                  55,000               21,000
                                      -----------          -----------
                                      $   961,000          $   987,000
                                      ===========          ===========

4. Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ( "SFAS") No. 109.

     The provision for taxes on income consisted of:
                                                 Six Months Ended
                                          -------------------------------
                                          September 26,      September 27,
                                              1998               1997
                                           ---------          ---------

     Current Income Taxes                  $    --            $    --
     Deferred Income Taxes                  (508,000)            85,000
     Change in Valuation Allowance           508,000            (85,000)
                                           ---------          ---------
     Net                                   $    --            $    --
                                           =========          =========

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:
                                                       Six Months Ended
                                                -----------------------------
                                                September 26,    September 27,
                                                    1998             1997
                                                 ---------        ---------

     Federal Income Tax Provision (Benefit) at
        Statutory Rate                           $(420,000)       $ 172,000
     State Income Taxes, Net of Federal Benefit    (80,000)          33,000
     Research and Development Credits              (10,000)         (25,000)
     Permanent Differences                           2,000            2,000
     Change in Valuation Allowance                 508,000          (85,000)
     Other                                            --            (97,000)
                                                 ---------        ---------
     Income Tax Provision                        $    --          $    --
                                                 =========        =========

     The components of the net deferred tax asset as of September 26 and March 28 were as follows:
                                           September 26,         March 28,
                                               1998                 1998
                                           -----------          -----------
     Deferred Tax Items:
       Inventory                           $   493,000          $   493,000
       Accrued Expenses and Reserves           173,000              155,000
       Net Operating Loss Carryforwards      8,242,000            7,761,000
       Tax Credit Carryforwards                757,000              748,000
       Valuation Allowance                  (9,665,000)          (9,157,000)
                                           -----------          -----------
       Net Deferred Tax Assets             $      --            $      --
                                           ===========          ===========

       The Company has total net operating loss carryforwards available to offset future taxable income of $24.5 million expiring at various times from 1998 to 2012. Due to certain statutory limitations under Internal Revenue Code
Section 382, a portion of such carryforwards may not be available or may expire before being utilized.

Item 2. Management's Discussion and Analysis of Operations
----------------------------------------------------------

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

As disclosed in the Company's Form 10-KSB for the fiscal year ended March 28, 1998, the Company experienced a drop in the backlog of open orders during the end of its 1998 fiscal year. The order slow down was due primarily to the lack of re-orders related to two major accounts which contributed 34% and 18% of fiscal 1998 revenues. In both situations, the customers have placed their capital programs involving the purchase of the Company's products on hold pending re-evaluation of the program. The Company is unable to determine if future orders will be forthcoming from these customers and as a result expects that revenues for fiscal 1999 will be significantly below revenues for fiscal 1998 and that the Company will incur substantial operating losses during fiscal 1999. The Company has taken several actions to address this situation including restructuring its sales and marketing activities by adding additional direct sales staff, aggressively supporting new customer and OEM installations and reducing operating costs by implementing staffing reductions.

Results of Operations
---------------------
Quarter 2 Fiscal 1999 vs. 1998
------------------------------
                                          Quarter 2              Quarter 2
                                         Fiscal 1999            Fiscal 1998
                                         -----------            -----------
Revenues                                     100.0%                 100.0%

Cost of Sales                                 62.1                   53.6
Selling, General and Administrative           25.3                   15.0
Research and Development                      37.8                   22.4
                                              ------                 ----
Operating Income (Loss)                      (25.2)                   9.0

Revenues
Revenues for the second quarter of fiscal 1999 ended September 26, 1998 were $2.4 million and $4.1 million for the first six months of fiscal 1999, representing a 41% and 36.6% decline, respectively, compared to the prior year periods. The decline in revenues is due primarily to the previously described drop-off of revenues from two key customers. In addition, the Company and its OEM partners have experienced a slow down in new order activity due to the international financial problems impacting infrastructure spending and a slow-down in domestic spending related to end of the year budget cycles. The Company has refocused its selling efforts which have identified new opportunities, however, such opportunities are subject to the risks and uncertainties during the sales cycle in closing new business. The Company continues to maintain key strategic OEM relationships with General Instrument, Philips, and Scientific-Atlanta. Backlog at September 26, 1998 was $1.6 million compared to $6 million a year ago.

Development and software revenues totaled $485,000 and $459,000 in the second quarter of fiscal 1999 and 1998, respectively and $725,000 and $611,000 in the first six months of fiscal 1999 and 1998, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales
Costs of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 62.1% of revenues in the second quarter of fiscal 1999 compared to 53.6% in the second quarter of fiscal 1998 and 57.2% and 51.8% in the first six months of fiscal 1999 and 1998, respectively. The increase in cost of sales percentage is due to manufacturing variances incurred with lower volume of revenues during the first quarter of fiscal 1999, and in the second quarter of fiscal 1999 also due to a change in the mix of products related to completion of several projects with lower margin. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
Selling, general and administrative (S,G&A) expenses were $610,000 and $616,000 in the second quarter of fiscal 1999 and fiscal 1998, respectively and $1.4 million and $1.2 million for the first six months of fiscal 1999 and 1998, respectively. Expenses increased in fiscal 1999 due to increased costs related to staff reductions and restructuring of the sales and marketing function including added staff and promotion expenses which occurred in the first quarter of fiscal 1999. The Company expects S,G & A expenses to decline during fiscal 1999 as a result of recently implemented staffing reductions.

Research and Development
Research and development expense totaled approximately $900,000 for the second quarters of both fiscal 1999 and 1998 and approximately $2 million for the first six months of both fiscal 1999 and 1998. The Company continues to spend a significant amount on research and development as it focuses on upgrading and expanding the OmniStat(TM) status monitoring system including software and performance monitoring products needed to remain competitive. The Company continues to identify product development needs in excess of its available development resources which has negatively impacted its competitive position.

In November 1998, the Company announced a new strategic development relationship with Network Systems & Technologies Ltd. (NeST). NeST is a provider of system solutions and electronic manufacturing resources located in Southwest India. Under the agreement, AM will integrate the NeST technology resources as a dedicated part of its engineering organization. Engineering efforts at the Company's headquarters will continue to focus on product specification, technical customer support and project management. NeST will perform design and development, predominately in India. The Company also expects to utilize the NeST manufacturing resources on a turn-key basis to reduce manufacturing costs of products. The Company has the option of paying for development services in cash or AM stock. As a result of the NeST relationship, the Company expects to increase its development staff working on critical programs, reduce its present cash outlays for its development as initial development will be funded with AM stock, and identify manufacturing cost reductions as product manufacturing is transferred to India.

Operating Income (Loss)
The Company experienced operating losses of $609,000 in the second quarter of fiscal 1999 and $1.2 million for the first six months of fiscal 1999 primarily due to a significant drop-off of revenues as previously described. The Company has reduced its annual operating costs going forward primarily through staff reductions. Should the Company's revenue levels not improve, further operating losses would be incurred and the Company would expect to further reduce operating costs to minimize such losses.

Income Taxes
Due to the significant net operating loss carry-forward, the Company is subject to minimum income taxes which include state income taxes and federal income taxes based on an "alternative minimum tax" calculation.

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

Demand for CATV network monitoring products has generally increased as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. However, the Company's operations are subject to the timing and success of new product introductions, the scheduling of orders by customers and the Company's ability to support its technology in the field. In the past, the Company has experienced technical field problems primarily with its software product, which has required the Company to incur added expenses in field applications and development and which has impacted new selling efforts. The Company also continues to identify product development needs in excess of its available development resources, which has negatively impact its competitive position. While the Company's new relationship with NeST is expected to improve the Company's ability to introduce new products and its competitive position, improvement in the Company's operating position is dependent on timely transition to NeST of critical development programs and the successful introduction of new technology products.

Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance which could impact the trading price of the Company's common stock.

Liquidity and Capital Resources
-------------------------------

In the first six months of fiscal 1999, the Company consumed net cash of $544,000 compared to consuming cash of $459,000 during the comparable period in fiscal 1998.

As of September 26, 1998, the Company's cash totaled $166,000 compared to $710,000 at March 28, 1998. As discussed above, the Company expects to incur operating losses during fiscal 1999 as a result of a decline in order bookings, though it has taken aggressive steps to reduce the ongoing cash requirements. The Company believes that existing cash and available lending lines, combined with recent operating expense and staff reductions and the NeST relationship, is sufficient to support operations over this time period. Should operating losses continue or exceed planned levels, the Company would expect to further reduce operating expenses, including additional staff reductions, to allow continued operation of the business. The Company is also evaluating the need to raise additional capital. There can be no assurance that such additional capital would be available.

During the quarter ended September 26, 1998, the Company received $135,000 in proceeds of a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan is for the development of the Company's OmniVu 2000 software package. The loan principal is payable in quarterly installments of $7,500 over the next five years. Interest is payable quarterly contingent on the commercial success of the product in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to fifty-percent of the loan has been repaid.

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

Capital expenditures totaled $23,000 in the first six months of fiscal 1999 and $156,000 in the comparable period of fiscal 1998 which include capital leases, computers, manufacturing assembly and test equipment and facility related improvements and fixtures.

Change in Management Structure

The Company announced the appointment of Javad (Jay) K. Hassan as a director and Chairman of the Board in November 1998. Mr. Hassan was instrumental in the establishment of Network Systems & Technologies (NeST), a provider of software and system solutions located in India which will provide development resources to expedite the Company's critical development programs in a more cost effective manner. Mr. Hassan will be taking an active role as Chairman with the goal of expanding the Company's focus into other communication system areas, as well as re-establishing growth in the network monitoring area.

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

The Company has determined that its internal reporting system will not properly utilize dates beyond December 31, 1999. A plan has been initiated to implement a replacement software system. Management expects this software system will be installed and fully operational during 1999. The anticipated cost of this project is $150,000.

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


                           PART II. OTHER INFORMATION

     Item 5.  Other Information
     --------------------------

     Stockholder Proposals: Stockholder proposals intended to be considered at the 1999 Annual Meeting of Stockholders and which the proponent would like to have included in the proxy materials distributed by the Company in connection with such meeting, pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), must be received at the principal executive offices of the Company no later than 120 calendar days in advance of the date in 1999 corresponding to the date in 1998 on which the Company's proxy material were first mailed to the Company's stockholders in connection with the Company's 1998 Annual Meeting of Stockholders. Such proposals may be included in next year's proxy materials if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.

Stockholder proposals intended to be considered at the 1999 Annual Meeting of Stockholders and for which the proponent does not intend to seek inclusion of the proposal in the proxy materials to be distributed by the Company in connection with such meeting must be received at the principal executive offices of the Company no later than forty-five calendar days prior to the date in 1999 corresponding to the date in 1998 on which the Company's proxy materials for the Company's 1998 Annual Meeting of Stockholders were first mailed to the Company's stockholders. Any stockholder proposal received after such date will not be considered to be timely submitted for purposes of the discretionary voting provisions of Rule 14a-4 promulgated under the 1934 Act. In accordance with Rule 14a-4( c ), the holders of proxies solicited by the Board of Directors of the Company in connection with the Company's 1999 Annual Meeting of Stockholders may vote such proxies in their discretion on certain matters as more fully described in such Rule, including without limitation on any matter coming before the meeting as to which the Company does not have notice on or before the forty-fifth calendar day preceding the date in 1999 corresponding ot the date in 1998 on which the Company's proxy materials for the Company's 1998 Annual Meeting of Stockholders were first mailed to the Company's stockholders.

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

                                     AM COMMUNICATIONS, INC.
                                           (Registrant)




Date:  November 10, 1998             By: /s/ Keith D. Schneck
      ----------------------            ------------------------------------
                                     Keith D. Schneck
                                     President and Chief Financial Officer