Form 10QSB
period 1998-12-26
AM COMMUNICATIONS INC
filed 1999-02-09
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1998

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

On January 29, 1999, there were 31,072,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 26, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          -------

Item 1.  Financial Statements

         Balance Sheets -- December 26 (Unaudited) and March 28, 1998     3

         Statements of Operations -- Three Month Periods and Nine Month   4
         Periods Ended December 26, 1998 and December 27, 1997,
         (Unaudited)

         Statements of Cash Flows -- Nine Months Ended December 26, 1998
         and December 27, 1997 (Unaudited)                                5

         Notes to Financial Statements                                    6, 7

Item 2.  Management's Discussion and Analysis of Operations               8 - 12



PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 12

Item 1.    Financial Statements
-------------------------------

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                         December 26,          March 28,
                                                                             1998                1998
                                                                        --------------      ---------------
ASSETS                                                                    (Unaudited)
Current Assets:
   Cash                                                                 $      133,000      $      710,000
   Accounts Receivable, Net of Reserves of $32,000
      at December 26 and March 28, 1998                                      1,355,000           1,851,000
   Inventory                                                                 1,529,000           2,073,000
   Prepaid Expenses and Other                                                   67,000              63,000
                                                                       ---------------      --------------
      Total Current Assets                                                   3,084,000           4,697,000

   Equipment and Fixtures, Net                                                 440,000             734,000
   Other Assets                                                                 17,000              19,000
                                                                        --------------      --------------
      Total Assets                                                      $    3,541,000      $    5,450,000
                                                                        ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                         $       56,000      $      108,000
   Current Portion of Notes Payable                                             30,000              ---
   Bank Line of Credit                                                         250,000              ---
   Accounts Payable                                                            818,000             991,000
   Advances                                                                      ---               194,000
   Accrued Expenses                                                          1,075,000             987,000
                                                                        --------------      --------------
      Total Current Liabilities                                              2,229,000           2,280,000
                                                                        --------------      --------------

Capital Lease Obligations - Long Term                                           ---                 39,000
Notes Payable - Long Term                                                      105,000               ---

Senior Convertible Redeemable Preferred Stock,                               2,583,000           2,583,000
   $100 Par Value, Authorized 1,000,000 Shares; Issued
   and Outstanding 25,825 Shares at December 26 and
   March 28, 1998

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized 50,000,000
   Shares at December 26 and March 28, 1998; Issued
   and Outstanding 31,072,296 Shares at December 26
   and March 28, 1998                                                        3,107,000           3,107,000
Capital in Excess of Par                                                    31,269,000          31,269,000
Accumulated Deficit                                                        (35,752,000)        (33,828,000)
                                                                        ---------------     ---------------
   Stockholders' Equity (Deficit)                                           (1,376,000)            548,000
                                                                        ---------------     --------------
Total Liabilities and Stockholders' Equity                              $    3,541,000      $    5,450,000
                                                                        ==============      ==============



                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                              STATEMENTS OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                              December 26,        December 27,        December 26,      December 27,
                                                  1998               1997                1998             1997
                                             --------------     -------------       ------------     --------------
Revenues                                     $    2,099,000     $   4,570,000      $   6,953,000     $   12,219,000

Cost and Expenses:
   Cost of Sales                                  1,118,000         2,658,000          3,893,000          6,622,000
   Selling, General and Administrative              530,000           669,000          1,889,000          1,854,000
   Research and Development                       1,136,000           892,000          3,089,000          2,867,000
                                             --------------     -------------      -------------     --------------

Operating Income (Loss)                            (685,000)          351,000         (1,918,000)           876,000
Other Income (Expense)                               (4,000)          (16,000)            (6,000)           (34,000)
                                             --------------     -------------      -------------     --------------

Income (Loss) Before Income Taxes                  (689,000)          335,000         (1,924,000)           842,000
Income Tax Provision                                  ---              10,000              ---               10,000
                                             --------------     -------------      -------------     --------------

Net Income (Loss)                            $     (689,000)    $     325,000       $  (1,924,000)    $     832,000
                                             ================   =============       ==============    =============

Basic Net Income (Loss) Per Share            $        (0.02)    $        0.01      $        (0.06)   $         0.03
                                             ===============    =============      ===============   ==============

Diluted Net Income (Loss) Per Share          $        (0.02)    $        0.01      $        (0.06)   $         0.02
                                             ===============    =============      ===============   ==============

Shares Used in Computation of Basic
 Net Income (Loss) Per Share                     31,072,000        31,052,000         31,072,000         31,052,000
                                                 ==========        ==========         ==========         ==========

Shares Used in Computation of
 Diluted Net Income (Loss) Per Share             31,072,000        33,925,000         31,072,000         33,955,000
                                                 ==========        ==========         ===========        ==========






                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                      December 26,        December 27,
                                                                          1998                1997
                                                                    --------------      -----------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                           $(1,924,000)      $   832,000
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities:
     Depreciation and Amortization                                 339,000           406,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                         496,000        (1,134,000)
       Inventory                                                   544,000          (624,000)
       Prepaid Expenses and Other                                  (16,000)          (19,000)
       Accounts Payable                                           (173,000)         (144,000)
       Advances                                                   (194,000)           (5,000)
       Accrued and Other Expenses                                   88,000            90,000
                                                               -----------       -----------
Net Cash Used In Operating Activities                             (840,000)         (598,000)

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                     (31,000)         (267,000)
                                                               -----------       -----------
Net Cash Used In Investing Activities                              (31,000)         (267,000)

Cash Flows from Financing Activities:
   Net Proceeds from Borrowings Under Bank Line of Credit          250,000           400,000
   Proceeds from Note Payable                                      135,000              --
   Exercise of Warrants and Stock Options                             --               3,000
   Payments Under Capital Lease Obligations                        (91,000)         (101,000)
                                                               -----------       -----------
Net Cash Provided By Financing Activities                          294,000           302,000

Net Decrease In Cash                                              (577,000)         (563,000)
Cash:
   Beginning                                                       710,000           620,000
                                                               -----------       -----------
   Ending                                                      $   133,000       $    57,000
                                                               ===========       ===========

Interest Paid                                                  $    13,000       $    37,000
                                                               ===========       ===========
Income Taxes Paid                                              $    19,000       $      --
                                                               ===========       ===========

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                     $      --         $   195,000
                                                               ===========       ===========


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       As of December 26, 1998 and for the
                         39 Week Periods Ended December
                         26, 1998 and December 27, 1997


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of December 26, 1998 and the related Statements of Operations and Statements of Cash Flows for the quarters and nine months ended December 26, 1998 and December 27, 1997 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                                               December 26,           March 28,
                                                                   1998                 1998
                                                            ---------------       --------------
                                                               (Unaudited)
2.   Inventory Comprises:
       Raw Material                                         $    1,873,000        $    2,171,000
       Work in Process                                             716,000               937,000
       Finished Goods                                              155,000               180,000
                                                            --------------        --------------
                                                                 2,744,000             3,288,000
       Inventory Reserves                                       (1,215,000)           (1,215,000)
                                                            ---------------       ---------------
       Net Inventory                                        $    1,529,000        $    2,073,000
                                                            ==============        ==============

3.   Accrued Expenses Comprise:
       Accrued Compensation                                 $      341,000        $      462,000
       Accrued Contracted Compensation - NeST                      212,000                   ---
       Accrued Rent                                                185,000               180,000
       Accrued Real Estate Taxes                                    28,000                29,000
       Warranty Reserve                                            203,000               203,000
       Accrued Income Taxes                                         14,000                32,000
       Accrued Professional Fees                                    33,000                60,000
       Other                                                        59,000                21,000
                                                            --------------        --------------
                                                            $    1,075,000        $      987,000
                                                            ==============        ==============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:
                                                      Nine Months Ended
                                                      -----------------
                                                December 26,      December 27,
                                                   1998              1997
                                                 ---------        ---------

             Current Income Taxes                $    --          $  10,000
             Deferred Income Taxes                (787,000)          99,000
             Change in Valuation Allowance         787,000          (99,000)
                                                 ---------        ---------
             Net                                 $    --          $  10,000
                                                 =========        =========

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                          Nine Months Ended
                                                          -----------------
                                                     December 26,   December 27,
                                                         1998          1997
                                                     ------------   ------------

Federal Income Tax Provision (Benefit) at
     Statutory Rate                                  $(654,000)     $   286,000
State Income Taxes, Net of Federal Benefit            (126,000)          56,000
Research and Development Credits                       (10,000)         (38,000)
Permanent Differences                                    3,000            3,000
Change in Valuation Allowance                          787,000          (99,000)
Expiration (Utilization) of NOL Carryforwards            ---           (198,000)
                                                     ----------     ------------
Income Tax Provision                                 $   ---        $    10,000
                                                     ==========     ============

     The components of the net deferred tax asset as of December 26 and March 28, 1998 were as follows:

                                                     December 26,    March 28,
                                                         1998          1998
                                                     ------------   ------------
Deferred Tax Items:
     Inventory                                       $   493,000    $   493,000
     Accrued Expenses and Reserves                       173,000        155,000
     Net Operating Loss Carryforwards                  8,521,000      7,761,000
     Tax Credit Carryforwards                            757,000        748,000
     Valuation Allowance                              (9,944,000)    (9,157,000)
                                                     ------------   ------------
     Net Deferred Tax Assets                         $     ---      $    ---
                                                     ============   ============

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $25.1 million expiring at various times from 1999 through 2012. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwards may not be available or may expire before being utilized.

Item 2.   Management's Discussion and Analysis of Operations
------------------------------------------------------------

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

The following discussion should be read in conjunction with the Company's Form 10-KSB for its year ended March 28, 1998.

General
AM Communications is a provider of high technology system level products for the broadband communications industry, primarily for network monitoring of CATV transmission systems.

As disclosed in the Company's Form 10-KSB for the fiscal year ended March 28, 1998, the Company experienced a drop in the backlog of open orders during the end of its 1998 fiscal year. The order slow down was due primarily to the lack of re-orders related to two major accounts which contributed 34% and 18% of fiscal 1998 revenues. In both situations, the customers have placed their capital programs involving the purchase of the Company's products on hold pending re-evaluation of the program. The Company is unable to determine if future orders will be forthcoming from these customers and as a result, revenues for fiscal 1999 to date are significantly below revenues for fiscal 1998 and the Company has incurred substantial operating losses during fiscal 1999.

Results of Operations
----------------------
Quarter 3 Fiscal 1999 vs. 1998
------------------------------
                                                Quarter 3             Quarter 3
                                               Fiscal 1999           Fiscal 1998
                                               -----------           -----------
Revenues                                         100.0%                100.0%

Cost of Sales                                     53.2                   58.2
Selling, General and Administrative               25.3                   14.6
Research and Development                          54.1                   19.5
                                                  ----                   ----
Operating Income (Loss)                           32.6                    7.7

Revenues
Revenues for the third quarter of fiscal 1999 ended December 26, 1998 were $2.1 million and $7.0 million for the first nine months of fiscal 1999, representing a 54% and 43% decline, respectively, compared to the prior year periods. The decline in revenues is due primarily to the previously described drop-off of revenues from two key customers. The Company's efforts to replace this business have been impacted by a slow down in OEM activity and competitive issues related to certain of the Company's products. During November 1998, the Company announced a strategic partnership with NeST (Network Systems & Technologies Ltd.), which is providing a significant number of development resources in a planned effort to upgrade the Company's systems products to improve its competitive position. In addition, the Company hired a Vice President for sales and marketing in January 1999. The Company continues to maintain key strategic OEM relationships with General Instrument, Philips, and Scientific-Atlanta. Backlog at December 26, 1998 was $1.4 million compared to $5.2 million a year ago. The Company is also focusing on upgrading its technology base using the NeST resources to re-establish its competitive position in the marketplace. Initial results subsequent to December 1998 have shown improvement as backlog has risen to $2.4 million as of February 1, 1999.

Development and software revenues totaled $234,000 and $137,000 in the third quarter of fiscal 1999 and 1998, respectively and $959,000 and $749,000 in the first nine months of fiscal 1999 and 1998, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales
Cost of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 53% of revenues in the third quarter of fiscal 1999 compared to 58% in the third quarter of fiscal 1998 and 56% and 54% in the first nine months of fiscal 1999 and 1998, respectively. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
Selling, general and administrative (S, G&A) expenses were $530,000 and $669,000 in the third quarter of fiscal 1999 and fiscal 1998, respectively and $1.9 million for the first nine months of both fiscal 1999 and 1998. Expenses have decreased in the third quarter of fiscal 1999 due to staffing reductions implemented in response to the decline in revenues.

Research and Development
Research and development expense totaled approximately $1.1 million and $892,000 for the third quarter of fiscal 1999 and 1998, respectively and approximately $3.1 million and $2.9 million for the first nine months of fiscal 1999 and 1998, respectively. The Company was previously severely limited in its access to development resources which has negatively impacted its competitive position. As a result of the NeST partnership, the Company has significantly increased the number of engineering staff and is presently undertaking a major upgrade of its OmniVU software platform.

In November 1998, the Company announced a new strategic development relationship with Network Systems & Technologies Ltd. (NeST). NeST is a provider of system solutions and electronic manufacturing resources located in Southwest India. Under the agreement, AM will integrate the NeST technology resources as a dedicated part of its engineering organization. Engineering efforts at the Company's headquarters will continue to focus on product specification, technical customer support and project management. NeST will perform product design and development, predominately in India. The Company also expects to utilize the NeST manufacturing resources on a turnkey basis to reduce manufacturing costs of products. The Company has the option of paying for development services in cash or AM stock. A total of $212,000 of NeST expenses were incurred during the three months ended December 26, 1998 and have been reported as an accrued liability as of December 26, 1998. As a result of the NeST relationship, the Company expects to increase its development staff working on critical programs, reduce its present cash outlays for product development as initial development will be funded with a mix of cash and AM stock, and identify manufacturing cost reductions as product manufacturing is transferred to India. NeST is a company with a substantial portion of its ownership held by Mr. Jay Hassan, the Company's Chairman and holder of majority voting rights in AM.

Operating Income (Loss)
The Company experienced operating losses of $689,000 in the third quarter of fiscal 1999 and $1.9 million for the first nine months of fiscal 1999 primarily due to a significant drop-off of revenues as previously described. The Company has reduced its annual operating costs going forward primarily through staff reductions at its Quakertown facility. However, such cost reductions have been offset by increased spending related to the NeST technical resources. Should the Company's revenue levels not improve, further operating losses would be incurred and the Company would expect to further reduce operating costs to minimize such losses.

Income Taxes
Due to the significant net operating loss carry-forward, the Company is subject to minimum income taxes which include state income taxes and federal income taxes based on an "alternative minimum tax" calculation.

Industry Factors
The cable and broadband communications industry is undergoing significant change as cable television (CATV) operators continue to expand and consolidate their operations. Operators are also implementing new interactive services such as video on demand, Internet access and telephony. In addition, competition for video services has increased with new entrants, including telephone and satellite providers. This has resulted in existing CATV operators planning to expand and upgrade their distribution infrastructures and new providers planning to construct new distribution systems capable of providing a mix of services. There continue to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommuni-cations industries, including governmental regulations, competing distribution technologies, and significant capital costs.

Demand for CATV network monitoring products has generally increased as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. However, the Company's operations are subject to the timing and success of new product introductions, the scheduling of orders by customers and the Company's ability to support its technology in the field. In the past, the Company has experienced technical field problems primarily with its software product, which has required the Company to incur added expenses in field applications and development and which has impacted new selling efforts. The Company also continues to identify product development needs in excess of its available development resources, which has negatively impacted its competitive position. While the Company's new relationship with NeST is expected to improve the Company's ability to introduce new products and its competitive position, improvement in the Company's operating position is dependent on timely transition to NeST of critical development programs and the successful introduction of new technology products.

Due to the effects of these factors on future operations, past performance is a limited indicator in assessing potential future performance which could impact the trading price of the Company's common stock.

Liquidity and Capital Resources

In the first nine months of fiscal 1999, the Company consumed net cash of $577,000 compared to consuming net cash of $563,000 during the comparable period in fiscal 1998.

As of December 26, 1998, the Company's cash totaled $133,000 compared to $710,000 at March 28, 1998 and the Company had outstanding $250,000 under its bank line of credit. As discussed above, the Company expects to incur operating losses during fiscal 1999, though it has taken aggressive steps to reduce the ongoing cash requirements including staff reductions and entering into the NeST technical relationship which provides flexibility as to the method of payment for such services. The Company believes that existing cash and available lending lines, combined with recent operating expense and staff reductions and the NeST relationship, are sufficient to support operations for the remainder of the fiscal year. Should operating losses continue or exceed planned levels, the Company would expect to further reduce operating expenses, including additional staff reductions, to allow continued operation of the business. The Company is also evaluating the need to raise additional capital. There can be no assurance that such additional capital will be available on terms acceptable to the Company.

During the quarter ended September 26, 1998, the Company received $135,000 in proceeds from a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan is for the development of the Company's OmniVU 2000 software package. The loan principal is payable in quarterly installments of $7,500 over the next five years. Interest is payable quarterly contingent on the commercial success of the product in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to fifty percent of the loan has been repaid.

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

Capital expenditures totaled $31,000 in the first nine months of fiscal 1999 and $267,000 in the comparable period of fiscal 1998 which include capital leases, computers, manufacturing assembly and test equipment and facility related improvements and fixtures.

Change in Management Structure
The Company announced the appointment of Javad (Jay) K. Hassan as a director and Chairman of the Board in November 1998. Mr. Hassan is the founder and principal shareholder of Network Systems & Technologies (NeST), a provider of software and system solutions located in India which provides development resources to the Company. In addition, Mr. Hassan has entered into a Voting Trust Agreement with the Company's primary shareholder in which Mr. Hassan has voting control over 14,391,837 shares held by the principal shareholder. Mr. Hassan has taken an active role as Chairman with the goal of expanding the Company's focus into other communications system areas, as well as re-establishing growth in the network monitoring area.

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


                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

     (a)    Exhibits.
                27 - Financial Data Schedule

(b) The Company filed a report on Form 8-K in November, 1998 reporting upon a change in control of the Company. Voting rights with respect to shares owned by the majority stockholder, Alvin Hoffman, have been transferred to Javad K. Hassan resulting in a change of control of the Company from Mr. Hoffman to Mr. Hassan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AM COMMUNICATIONS, INC.
                                           (Registrant)


Date:  February 9, 1999               By:  /s/ Keith D. Schneck
       ----------------                    -------------------------------------
                                           Keith D. Schneck
                                           President and Chief Financial Officer