Form 10KSB
period 1999-04-03
AM COMMUNICATIONS INC
filed 1999-07-19
CIK 318580

                             AM Communications, Inc.
                             100 Commerce Boulevard
                            Quakertown, PA 18951-2237
                                  215-538-8700




July 16, 1999




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

RE:  File No. 0-9856

Dear Sir or Madam:

Included in this transmittal is AM Communications, Inc.'s Form 10-KSB for the year ended April 3, 1999.

The financial reports included in this 10-KSB do not reflect a change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices.

Sincerely,

AM COMMUNICATIONS, INC.


Patricia A. Eynon
Corporate Secretary

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 3, 1999
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ___________ to ___________

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

                  Title of Each Class                      Name of Each Exchange
                                                           on Which Registered
                           None
----------------------------------------------------      ----------------------

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
Yes X  No
   ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]
     Issuer's revenues for fiscal year ended April 3, 1999 were $9,069,000.
     On July 2, 1999, the aggregate market value of Registrant's outstanding voting (Common) Stock held by non-affiliates, was approximately $7,456,385 (based on the average between the bid and the asked prices of such stock on that date).
     On July 2, 1999 there were 31,112,296 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

           PART I
Item 1.    Description of Business

Overview

     AM Communications, Inc. (the "Company", "AM"), a Delaware corporation, designs, manufactures and markets network monitoring systems, which include hardware and software, to the broadband communications market, primarily for cable TV (CATV) systems. AM has applied its technical strengths in RF communications, microprocessor controlled circuits and application software to produce a proprietary system that allows CATV operators to monitor the performance and operation of the complete broadband transmission network, thereby enhancing network reliability and optimizing performance. The Company's principal activity from its formation in 1974 to 1989 was the construction of cable TV systems, which was discontinued in 1989. The Company's current products have been the result of a diversification strategy undertaken during the late 1980's.

     In response to a significant loss of revenues during fiscal 1999 (see Item 6, Management's Discussion and Analysis of Operations), the Company undertook several major strategic actions during the third and fourth quarters of fiscal 1999 which are summarized as follows:

o On November 2, 1998, the Company entered into a Services Agreement with Javad (Jay) K. Hassan pursuant to which Mr. Hassan (i) was appointed to the Company's Board of Directors and elected to serve as its Chairman of the Board, (ii) agreed to assume the duties and responsibilities described therein, and (iii) was granted an option to purchase 5 million shares of the Company's common stock, at a per share exercise price equal to $0.156 (the fair market value of the stock on the date the option was granted). Mr. Hassan also assumed voting control over 14,391,837 shares of the Company's common stock owned by the Company's principal shareholder, Alvin Hoffman.

o On the same date, the Company entered into a strategic development and manufacturing agreement with Network Systems & Technologies (P) Ltd.
         (NeST). Mr. Hassan is the founder, CEO, and majority owner of NeST. NeST is a U.S. headquartered technology services company with operations in Japan, the Middle East, Europe, and the United States. Technical staff is located primarily in India. The Company has the option to pay for NeST development services either in cash or through the issuance of warrants. The Company issued 4,170,806 warrants to purchase AM Common Stock, at an exercise price of $.01 per share, in payment for $670,000 of NeST services from November 1998 through April 3, 1999. These warrants are presently exercisable and expire in five years.

o The Company reduced its headcount at its Quakertown facility. The reduction in staff was more than offset by an expanded design and manufacturing staff provided by NeST in India.

Products

     The Company's network monitoring systems are computer-controlled devices, which monitor the condition and performance of cable TV and broadband telecommunications systems. A monitoring system includes system software installed on a PC, master control units located at the "head-end" control center, and transponders located in the field. The transponder devices are placed generally within equipment which transmits or powers the CATV signals in a network and continuously monitor such functions as signal levels and temperature and instantaneously report any problems, thus enabling the operator of the system to pinpoint trouble spots and avoid or minimize system downtime. The system software is installed on an IBM compatible PC at the central monitoring location. The PC is connected to one or more Master Control Units
(MCU) typically located in the head-end of a monitored system. The MCU serves as a real-time "polling engine" for the software system and communicates with remote monitors called "transponders" via a dedicated RF frequency on the monitored broadband system. The MCU processes the PC's request for information, communicates that request to the appropriate transponders, and distills the response into a form that the PC will accept. The transponders are data collection and control devices located in remote transmission equipment (line amplifiers, power supplies, etc.) which can communicate with the MCU.

     The Company also provides performance monitoring products designed to assist cable TV operators in collecting and analyzing the data associated with the mandated FCC system proof of performance tests and to assess operating characteristics of the system at remote points. Performance monitoring units can make frequency response measurements from 40 MHz through 1 GHz, measure RF levels against alarm limits, analyze noise, distortion, and hum, and measure channel frequencies. They also perform real-time spectrum analysis and system sweep measures, with the results displayed in high-resolution color graphics.

     Current cable TV and broadband telecommunications systems are experiencing significant change. The cable TV industry is undergoing a trend toward consolidation as larger operators purchase systems from smaller operators. Cable TV operators are also developing plans to expand their revenue base by offering telephony services and other alternative video and multimedia services such as Internet access, video on demand, home shopping, interactive data services, distance learning, home monitoring, etc. The U.S. telephone (telco) industry has entered selected markets for video services using various technologies including HFC, wireless and existing telco infrastructure by building new communications networks capable of providing voice, video, and data services. The recent telecommunications legislation has further increased the competitive environment among service providers.

     The communications network conceived to be able to handle the range of voice, video and data being planned has been termed the "information superhighway". Both CATV operators and telephone providers desiring to provide video services recognize a need to upgrade their existing communications networks to provide two-way transmission and receipt of services in the near future in order to deliver the wide range of services planned. Status and performance monitoring products, as provided by the Company, have become a critical component to improve operating efficiencies and insure the reliability of the new communications networks. In response to this, the Company significantly increased its development expenditures beginning in fiscal 1997 and in fiscal 1998, and introduced the OmniStat(TM) System, an advanced status monitoring system for broadband networks. The OmniStat(TM) System represents the second generation of monitoring technology built on the Company's legacy technical monitoring system platform.

     OmniStat(TM) is a total integrated system comprised of hardware and software products designed to address the evolving need for standards based network management architectures and consists of 4 product categories:

1. Plant Equipment Monitoring Devices - These 'transponder' units are installed inside monitored plant equipment, such as optic-electronic nodes, RF amplifiers, power supplies, and end-of-line monitors. The transponders measure and monitor various parameters and report the data back to a central software monitoring system.

2. Monitoring Control Units - These units are installed in the headend and/or hub locations. They manage the data communications between the plant transponders and the software monitoring system.

3. Headend Monitoring Devices - Telemetry Application Monitor (TAM) is a modular rack unit device housed in the headend. It can be equipped with a wide range of plug-in application modules.

4. Network Monitoring Software System - This system communicates with the headend monitoring control units. It collects and processes information sent back by transponders in the field.

Plant Equipment Monitoring Devices

     The OmniStat Management System incorporates an advanced set of plant transponders based on AM's FlexStat(TM) platform. The FlexStat platform provides the following benefits:

     o        Frequency agile RF modems
     o        Downloadable firmware
     o        User defined alarm limits
     o        Real-time measurement display
     o        Remote control of network equipment
     o        Automatic RF return levels

     Transponders are available for most every major brand and type of network distribution equipment including amplifiers, power supplies, and optical nodes. The Company currently has over 40 different transponders and continues to design new devices. Amplifier transponders monitor amplifier internal currents, voltages, signal levels, and temperature and perform certain control functions. Power supply transponders monitor and control the status of standby power packs and provide notice of local power failures, state of batteries, input and output voltages, output current demand, and enclosure temperature and monitor the RF levels of the system monitoring communications channels. Fiber node transponders monitor and control the operation of the fiber optic node equipment and measure the optical power received by the node, as well as the power supply voltages, currents, and temperature within the node. Node monitors also allow remote control of the possible operational modes of the node.

Monitoring Control Units

     The OmniStat(TM) Headend Monitoring Control Unit (MCU) is a real-time data manager that is capable of managing thousands of transponder equipped devices in the outside plant as well as in the headend. Its key features include:

     o   Large capacity (over 10,000 transponders)
     o   Fast polling and alarm processing
     o   Automatic new transponder detection
     o   Multi-protocol capability
     o   Robust communications with error correction
     o   Scalable hardware and software architecture
     o   Network capable
     o   Downloadable software
     o   Frequency agile

     The MCU has been designed as a scalable unit. It supports multiple intelligent plug-in RF protocol cards with the master processor on the backplane of the MCU managing these protocol cards. This hardware modularity makes it possible to configure the MCU as a cost-effective solution for small to medium sized networks or as a robust, powerful solution for large networks. The Company commenced shipment of the OmniMCU during the first quarter of fiscal 1998.

Headend Monitoring Devices

     A modern HFC headend facility contains different types and brands of headend equipment, including optical transmitters, optical receivers, modulators, and other transmission elements. The manufacturers of these headend elements often incorporate telemetry interfaces to allow an external manager to monitor and control their equipment. However, no compatibility standards exist for these interfaces, and so every manufacturer has developed their own unique electrical interface as well as proprietary data communication protocols.

     The Company's Telemetry Application Monitor (TAM) is a modular rack unit, which can be equipped with a wide range of application modules to enable monitoring and control of headend transmission equipment. Serial Application Modules (SAM) are pre-programmed TAM plug-ins that monitor and manage a specific brand and type of headend equipment.

     The Company also markets its Scanning Ingress Monitor System (SIMS). The SIMS module is a TAM based product, which monitors and analyzes the return RF spectrum from specific node areas. The Company continues to identify new types of plug-in monitoring modules for modulators, switching equipment, and other headend systems and will undertake new development efforts when market opportunities warrant such.

Network Monitoring Software System

     The OmniVU(TM) monitoring software is a multi-user, multi-tasking system that runs under either Windows 95 or Windows NT. Features include Topologer, a schematic-based display node that allows a user to view the status of regions, systems, head-ends and distribution networks. The system is designed specifically to address new market requirements for integrated, enterprise-wide network management systems and allows users to interface OmniVU(TM) to operation support systems and other third party software applications. The Company commenced shipment of its initial release of OmniVU(TM) in April 1996.

     During fiscal 1999, the Company determined that its OmniVU software platform needed to be upgraded to improve its competitive features and performance. In conjunction with a new strategic development relationship with NeST, the Company undertook a substantial development program, which resulted in the introduction in the first quarter of fiscal 2000 of the new Omni2000 software platform. The Omni2000 product has been designed as a modular software platform based upon Windows NT and standard Microsoft interfaces, and employs standard Microsoft development practices. This modular platform provides benefits such as easier and more efficient maintenance, improved stability, and ease of building optional modules for increased features and functionality including independent third-party add-on products. The Company introduced this product during the first quarter of fiscal 2000 and expects to be delivering this product during the third quarter of fiscal 2000.

     The Company's strategy has been to form close working relationships with the major OEM CATV network suppliers and to develop customized monitors which meet the specific requirements, including size and performance characteristics, for each type of network equipment offered. The Company's system is generally inter-operable with most cable network distribution and transmission equipment. The Company believes it has the broadest monitoring product line in the monitoring industry. OmniStat solutions are available for virtually every major brand of transmission equipment, including:

        o     ADC                              o     Harmonic
        o     Alpha Technologies               o     Kathrein
        o     Antec                            o     Lectro (Exide Electronics)
        o     Augat (Thomas & Betts)           o     Philips Broadband Networks
        o     Fuba Communication Systems       o     Power Guard
        o     General Instrument               o     Scientific-Atlanta

     In addition, several of the major network equipment suppliers have entered into OEM agreements with AM to private label the AM product. The Company currently has OEM agreements or provides OEM private label products to: General Instrument, Scientific-Atlanta and Philips Broadband Systems.

Quick STAT Plant Management System

     AM has leveraged the modularity of the OmniSTAT platform to develop a cost-effective solution for monitoring small to medium size systems known as "QuickSTAT." QuickSTAT is a pre-packaged, economical hardware and software solution built into a client server PC station. The system components include:

     o A single pre-configured PC client/server station
     o Omni2000(TM) network monitoring software
     o OmniAlert(TM) alarm paging software
     o OmniComm(TM) cable system interface card
     o QuickTest(TM) embedded test transponder

     The Company introduced the QuickStat system in the first quarter of fiscal 2000.

     There are several communications delivery technologies which can be utilized in building the "information superhighway" communications network, including hybrid fiber/coax (HFC), fiber-to-the curb (FTTC), Digital Subscriber Loop (DSL), wireless and others. HFC technology is being utilized most extensively by the CATV providers due to its economics and proven architecture and also has been recently chosen by several telephone providers as the technology used to build their video delivery systems. The Company's current products are substantially focused in HFC architecture systems. Should the industry adopt other competing architectures, the Company's revenue opportunities for its existing products could be adversely affected.

     The Company's business is not subject to marked seasonal fluctuation.

Major Customers
---------------

     The Company's revenues in fiscal 1999 included three customers who individually contributed 29%, 22% and 13% of the total revenues, respectively. In fiscal 1998, three customers contributed individually greater than 10% of revenues as follows: 34%, 18% and 12%, respectively. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     There is no assurance that any of such customers will be the source of significant revenues to the Company during the next fiscal year and the loss of a single customer could have a material adverse effect on the Company's operating results and financial condition. As disclosed in Item 6, "Management's Discussion and Analysis of Operations", the Company experienced a substantial drop in revenues during fiscal 1999 as a result of the cessation of two customers' capital upgrade programs involving the Company's products.

Backlog
-------

     At April 3, 1999, the Company's backlog of orders totaled $1.9 million as compared with a backlog of $2.7 million as of March 28, 1998. All orders in the backlog are expected to ship during fiscal 2000. As further described in Item 6, "Management's Discussion and Analysis of Operations", the Company was impacted by the loss of revenues from two major customers and was further limited in its ability to replace these revenues with new customers as it was undertaking a major upgrade to its technology software platform which was not completed until the first quarter of fiscal 2000.

Marketing and Markets
---------------------

     The Company sells its products directly to end user customers through its OEM (original equipment manufacturer) relationships, through its direct sales force, and through independent sales representatives in selected international markets. The Company recently reorganized its sales and marketing organization, which included the addition and replacement of direct sales and technical support staff. Promotional advertising and trade show participation also play a key role in increasing customer awareness and establishing brand recognition. Direct end user accounts are typically large cable television systems where considerable time and technical support are necessary to complete a sale and ensure proper installation and customer satisfaction. The complex nature of the Company's products necessitates close on-going marketing and technical engineering support for its direct end users, OEM partners, and representatives. This is accomplished, when possible, through telephone support, but during initial product demonstration, installation and subsequent after sale support, on site support by the Company's technical personnel is frequently required.

     The Company's marketing activity is also directed towards establishing strategic OEM relationships in which the OEM customer will purchase private label versions of the Company's products and include them as part of an integrated package to the OEMs' customers. The OEM strategy allows the Company to greatly expand its selling presence, particularly in the international markets. The Company also utilizes its OEM relationships to assist in defining new products. Direct end user customers and sales representatives generated 37% of the Company's sales, and OEM partnerships generated 63% of sales during fiscal 1999 compared to 47% and 53%, respectively in fiscal 1998.

Manufacturing and Supplies
--------------------------

     The Company purchases parts, components and subassemblies (some of which are designed by the Company) necessary for its products from various suppliers, primarily in the United States. These materials are then assembled by the Company, or third party vendors, into finished products which often are integrated with standard peripherals. The Company develops the proprietary hardware used to control various network systems, as well as the software for such systems. The Company's operations also include extensive testing of its systems and components. During fiscal 1998, the Company received ISO 9001 certification and was re-certified in fiscal 1999.

     The Company generally has multiple sources of supply for the various component parts, which it purchases. However, shortages or delayed deliveries of certain components are possible and could have an adverse effect on the Company's business. During fiscal 1999, three vendors accounted for over 10% of the Company's purchases of component parts as follows: 16%, 12% and 11%.

     As part of the association with the NeST organization, the Company has also entered into a manufacturing support arrangement in which a substantial portion of the Company's products will be manufactured using a NeST associated operation in India. During the 4th quarter of fiscal 1999, a transition program was initiated which included transfer of equipment, inventory and product documentation and initial quantities of selected products were sourced from the India operation. The Company is in the process of completing this transfer during the first two quarters of fiscal 2000. The Company expects that once completed, the India based operation will result in reduced cost of manufacturing its products. The Company continues to provide production management, purchasing and technical support from its Quakertown facility.

Product Development
-------------------

     Certain areas of the Company's business involve complex systems, software, and electronics technology, which can undergo rapid technological change. The Company's ability to compete successfully in these areas will depend upon the continued refining and enhancing of its existing products and its development of new products.

     During fiscal 1999, the Company entered into a strategic development and manufacturing relationship with NeST Technologies, under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. The Company, using NeST resources, undertook a substantial program to upgrade its software platform during fiscal 1999. The new product, Omni2000, was introduced in the first quarter of fiscal 2000.

     The Company also has several new performance monitoring products and transponders under development which it believes are critical for improving its competitive position. The Company expects these products to be released during fiscal 2000.

     The Company currently maintains OEM (original equipment manufacturer) agreements with or provides private label versions of its products to General Instrument (GI), Scientific-Atlanta (SA) and Philips Broadband Networks (Philips). Under these agreements, the Company generally designs customer specific versions of its monitoring products and allows OEMs to purchase private label versions of these products for resale. Development is undertaken pursuant to an agreement which may include funding of a portion of the development costs by the OEM. Revenue from custom development efforts specific to OEMs is recognized as contractual milestones are achieved. In certain instances, the Company may market the OEM specific products directly and pay the OEM a royalty. The OEM agreements do not require the purchase of any minimum quantity of product. The OEMs generally have rights to access the technology and manufacture the products provided by AM should AM default on the agreements.

     The Company continues to work towards establishing new OEM relationships as well as expanding existing relationships. Revenues from OEMs for research and development totaled $275,000 and $290,000 in fiscal 1999 and 1998, respectively.

     The Company's research and development costs totaled $4.2 million in fiscal 1999 and $3.9 million in fiscal 1998.

Competition
-----------

     The diversity of a provider's product lines, including compatibility with OEM distribution equipment, product features, software, equipment reliability, price, technical support and warranty terms, is the major competitive factor in the CATV network monitoring market. The network systems monitoring market is intensely competitive and the Company must continue to invest significant amounts in technology development to maintain or increase its market position. The Company substantially increased its spending in research and development and marketing beginning in fiscal 1997 and maintained this through fiscal 1999. However, the Company continued to identify product development needs in excess of its available development resources, which negatively impacted its competitive position. The Company's strategic development relationship with NeST, established during the third quarter of fiscal 1999, is expected to significantly expand the Company's technical resources to enable it to respond more quickly to market requirements.

     The Company's major competitor for its monitoring system is Cheetah Technologies (formally Superior Electronics), a Florida-based company which has greater financial, marketing, and technical resources than the Company. The Company also competes with other OEM suppliers who continue to market their own lines of monitoring products.

     The Company's family of status monitoring products is designed to be compatible with many brands of amplifiers and power supplies. This has enabled the Company to form business relationships with OEM suppliers who otherwise would have been competitors but who chose to replace their status monitoring equipment with a product developed by the Company.

     There can be no assurance that either existing or new competitors will not develop products or provide services that are more advanced than the Company's products or services or achieve greater market acceptance. Cable Labs, a CATV industry standards setting group, along with various OEM equipment and status monitoring providers and CATV operators, have formulated a committee to work to establish technical standards for status monitoring systems. The goal is to develop a set of public domain protocols for transponders and headend controllers so that monitoring products made by any manufacturer will work together within the same network. The Company expects that its OmniStat(TM) family of products will be field upgradeable, when these standards are finalized. However, the development of standards for status monitoring could result in additional competitors offering monitoring solutions or downward pressure on pricing and margins.

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

Government Regulation
---------------------

     The Company's manufacturing activities are not subject to any significant direct governmental regulations other than those generally applicable to manufacturers.

Employees
---------

     As of July 2, 1999, the Company had 50 full-time employees including 6 in administration, 10 in marketing and sales, 17 in engineering, and 17 in manufacturing. Through the NeST strategic relationship, the Company has approximately 50 NeST design staff members working on AM programs. In addition, the Company utilizes contract employees and temporary employees to meet peak production demands or special project needs.

Related Party Transactions
--------------------------

     As described above, the Company undertook several strategic actions during fiscal 1999 which included; (a) the election of Javad Hassan as Chairman, (b) the issuance of a five million share option, (c) the execution of a voting trust agreement between the Company's majority shareholder which provides Mr. Hassan with voting control and participation in equity appreciation over 14,391,837 shares of the Company's Common Stock and, (d) entering into a strategic development and manufacturing agreement with NeST. Mr. Hassan is the founder, majority shareholder and CEO of NeST. Under the terms of its manufacturing Agreement with NeST, the Company elected to issue NeST warrants to purchase 4,170,806 shares of the Company's common Stock at an exercise price of $.01 per share in payment of $670,000 of NeST development services for the period from November 1998 through March 1999.

     In April 1999, AM agreed to provide certain administrative and manufacturing support services and provide office space to NeST and several other entities associated with Mr. Hassan's non-AM business ventures. AM is to receive a fee of $142,000 per quarter for such services. Should the level of services exceed planned levels, the parties will negotiate an increase in the quarterly fee.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000.



Item 2.    Description of Property.

     The Company's office and production operations are located in Quakertown, PA in a 40,000 sq. ft. modern, leased facility. The Company's lease expires on January 31, 2002.

Item 3.    Legal Matters.

     There are no pending or, to the Company's knowledge, threatened legal actions, to which the Company is a party.

Item 4.    Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on February 19, 1999. At such meeting, the following directors were elected:

                                                                                 Abstentions
                                                            Number of Votes       and Broker
                                           For                 Against            Non-Votes
           --------------------------------------------------------------------------------
           R. Barry Borden                26,417,376           497,473             120,027
           Javad K. Hassan                26,896,947            18,002             119,927
           Alvin Hoffman                  26,410,946           503,903             120,027
           Hal Krisbergh                  26,914,399               450             120,027
           Keith D. Schneck               26,109,576           804,973             120,327
           Lemuel Tarshis                 26,914,499               350             120,027

     In addition to the election of the foregoing directors, the shareholders of the Company approved the adoption of a new stock option plan to be designated the "AM Communications, Inc. 1999 Stock Option Plan," at the meeting. The following is a tabulation of the votes cast at the meeting on such proposal:

                                 Number of Votes
                                 ---------------
                     For              Against             Abstain
                 ------------------------------------------------
                 19,798,840         1,427,877             230,662

           PART II

Item 5.    Market for Common Equity and Related Stockholders Matters.

     The Company's Common Stock is quoted on the OTC Bulletin Board of the NASD, Inc. under the symbol "AMCM." The following table sets forth the closing high and low bid information as supplied by NASD market makers for each quarter within the Company's last two fiscal years. These bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                            Bid Quotations
                                            --------------
Fiscal Quarter                               High     Low
--------------                               ----     ---

     1999
     ----
         First Quarter                        5/8     7/32
         Second Quarter                      .328     .109
         Third Quarter                       3/16      1/8
         Fourth Quarter                      3/16      1/8

     1998
     ----
         First Quarter                       9/16      3/8
         Second Quarter                       3/4      3/8
         Third Quarter                       9/16     7/16
         Fourth Quarter                     11/16     7/16

     As of July 2, 1999 there were approximately 948 holders of record of the Company's Common Stock.

     The Company has never declared nor paid any dividends on its Common Stock. The Board of Directors currently intends to retain any earnings for use in the Company's business, and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     On November 2, 1998, the Company entered into a Services Agreement with Javad (Jay) K. Hassan (the "Services Agreement"). Pursuant to the terms of the Services Agreement, the Company granted an option to Mr. Hassan to acquire 5,000,000 shares of the Company's Common Stock, at a per share exercise price of $0.156 (which was equal to the fair market value of the Company's common stock on the date the option was granted). The option is first exercisable on February 19, 1999, and expires on February 19, 2009. The option was issued by the Company in exchange for certain advisory and consulting services to be provided by Mr. Hassan to the Company. The option was issued by the Company to Mr. Hassan in reliance upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

     On November 2, 1998, the Company also entered into a Strategic Development and Manufacturing Agreement with NeST. Mr. Hassan is the founder, majority shareholder and CEO of NeST. Under the terms of such Manufacturing Agreement, the Company on April 3, 1999 issued NeST warrants to purchase 4,170,806 share of the Company's Common Stock, at an exercise price of $0.01 per share, as payment for $670,000 in development services provided by NeST to the Company for the period from November 1998 through April 3, 1999. The warrants entitle the holder(s) thereof to purchase an aggregate of 4,170,806 shares of the Company's common stock, subject to the application of certain anti-dilution provisions set forth in the warrants, on or before April 3, 2004.

     The warrants were issued by the Company to NeST in reliance upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. The warrants were issued to NeST as compensation for services provided by NeST to the Company. No offer of the warrants was made by the Company to any other person or entity.


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

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

     The Company is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. During fiscal 1999, the Company experienced a significant downturn in its business, primarily due to the cessation of programs involving two major customers, which contributed approximately 50% of revenues in fiscal 1998. In addition, the Company undertook a substantial development program to upgrade its software and certain hardware products, which were introduced in the 1st quarter of fiscal 2000. These products include complete new system platforms for the Company's Omni2000 software, Scanning Ingress Monitoring Systems, and QuickSTAT.

     Also during fiscal 1999, the Company undertook several major organizational changes including entering into a strategic development and manufacturing relationship with NeST, under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. The Company also elected a new Chairman, Mr. Javad Hassan, who also is the Chairman, CEO and majority shareholder of NeST. Through certain contractual agreements associated with Mr. Hassan becoming Chairman, he also controls the voting of 14,391,837 shares of the Company's Common Stock presently owned by the Company's majority shareholder, Alvin Hoffman.

     As a result of the actions, which occurred during fiscal 1999, the Company incurred a substantial operating loss which was financed by a reduction in working capital and borrowings under the Company's line of credit. The costs associated with the NeST technology development efforts are payable, at the Company's option, either in cash or warrants. The Company elected to pay a total of $670,000 of NeST costs incurred through April 3, 1999 by issuing a total of 4,170,806 warrants to NeST exercisable at $.01 per share.

     The Company believes the actions taken during fiscal 1999 significantly improve the Company's ability to compete and the Company is presently undertaking an aggressive marketing and sales effort to re-establish its market position and return to profitability.


Results of Operations
Fiscal 1999 vs. 1998
                                               Fiscal 1999          Fiscal 1998
                                               -----------          -----------
Revenues                                          100.0%                 100.0%

Cost of Sales                                      61.6                   55.2
Selling, General and Administrative                30.0                   15.5
Research and Development                           46.2                   23.4
                                                   ----                  -----

Operating Income (Loss)                           (37.8)                   5.9
Other Income (Expense)                              (.3)                   (.2)
                                                   ----                  -----

Income (Loss) Before Income Taxes                 (38.1)                   5.7
Income Tax Provision                                (.3)                   (.2)
                                                   ----                  -----

Net Income (Loss)                                 (38.4)%                  5.5%
                                                  =====                  =====

Revenues

     Revenues for the fiscal year ended April 3, 1999 were $9.1 million, representing a 46% decrease compared to fiscal 1998 revenues. Revenues for the fiscal year ended March 28, 1998 were $16.9 million, representing a 68% increase compared to fiscal 1997 revenues of $10.5 million. The decrease in revenues in fiscal 1999 was due to the cessation of programs involving two major customers which totaled approximately $8 million of revenues during the Company's 1998 fiscal year. The Company was limited in its ability to replace these revenues with new customers as it was undertaking a major upgrade to its technology software platform which was not completed until the first quarter of fiscal 2000.

     OEM revenues were 63% of total revenues in fiscal 1999 compared to 53% in fiscal 1998. The Company maintains key strategic OEM relationships with General Instrument, Philips and Scientific-Atlanta.

     The Company's revenues in fiscal 1999 included three customers who individually contributed 27%, 18% and 15% of the total revenues, respectively. In fiscal 1998, three customers contributed individually greater than 10% of revenues as follows: 34%, 18% and 12%, respectively. The customer representing 27% and 12% for the years 1999 and 1998, respectively was the only customer common in both years. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     Development and software revenues totaled $1.1 million and $1.2 million in fiscal 1999 and 1998, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales

     Costs of sales include manufacturing costs of the Company's hardware products. Cost of sales represented 62% of revenues in fiscal 1999 compared to 55% in fiscal 1998. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin. Cost of sales increased as a percentage of revenues in fiscal 1999 due to increased material component costs related to lower volumes of purchases, increased overhead due to lower volume of manufacturing levels and increased reserves for inventory due to the transition to India based manufacturing.

Selling, General and Administrative

     Selling, general and administrative (S, G&A) expenses were approximately $2.7 million in fiscal 1999, and $2.6 in fiscal 1998. The Company expects S, G, & A expenses to remain at approximately the same levels during fiscal 2000.

Research and Development

     Research and development expense totaled $4.2 million for fiscal 1999 compared to $3.9 million in fiscal 1998. The Company continued to spend a significant amount on research and development during fiscal 1999 which included expenditures relating to the Company's major development efforts to upgrade its software products and the transition to development resources in NeST. The Company expects the research and development levels will decline in fiscal 2000 due to the transition to more cost effective NeST technical resources.

Operating Income (Loss)

     The Company experienced a substantial operating loss for fiscal 1999, due to the reduced revenue levels as described above. The Company reduced its annual operating costs, primarily through staff reductions at its Quakertown facility. Such cost reductions have been offset in part by spending related to the NeST technical resources as well as continued internal spending to fund critical research and development efforts.

     The Company achieved profitability in fiscal 1998 due to increased revenue levels while limiting increases in operating expenses, primarily research and development.

Income Taxes

     Due to the significant net operating loss carry-forward, the Company pays minimum income taxes which include state income taxes and federal income taxes, based on an "alternative minimum tax" calculation.

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

     Demand for CATV monitoring products has increased as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. As previously noted, the Company's operations were adversely impacted in fiscal 1999 by the combined impact of reduced revenues and the need to upgrade its software products. The Company's operations are subject to the timing and success of new product introductions and the scheduling of orders by customers. The Company also continues to identify product development needs in excess of its available development resources, which in the past has negatively impacted its competitive position. The Company believes its strategic relationship with NeST will allow the Company to become more responsive to market requirements.

Liquidity and Capital Resources
-------------------------------

     In fiscal 1999, the Company consumed net cash of $686,000 compared to generating cash of $90,000 in fiscal 1998.

     The Company financed its operating loss in fiscal 1999 through reductions in cash, accounts receivables and inventory, an increase in accounts payables, drawdowns on its line of credit and the payment of NeST development expenses through the issuance of warrants.

     During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan is for the initial phase development of the Company's OmniVU 2000 software package. The loan principal is payable in quarterly installments of $7,500 over the next five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to 50% of the loan has been repaid.

     The Company's line of credit is limited to $750,000 of which $625,000 was outstanding at April 3, 1999. Borrowings under the line are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 1 1/2% above prime (increased to 2% effective July 31, 1999). As a result of the losses incurred for fiscal 1999, the Company was in technical default on several financial covenants under the line of credit agreement. Subsequent to year-end, the Company received from the bank a waiver of the default and also an extension of the line through July 31, 2000.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000.

     Under the terms of the NeST Development Agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company issued 4,170,806 warrants to purchase common stock at an exercise price of $.01 per share as payment for $670,000 owed NeST for services performed from November 1998 through April 3, 1999.

     The Company has undertaken several restructuring actions during fiscal 1999 and during the first quarter of fiscal 2000, which are designed to reduce operating cash expenses. The Company expects to continue to utilize the NeST technology resources in India for a substantial portion of its development efforts, which is expected to allow the Company to reduce its overall expenses for research and development and provide flexibility in payment of services through the issuance of warrants or payment in cash, at the Company's option.

     During the last quarter of fiscal 1999, the Company began the transfer of a substantial portion of its manufacturing operations to a NeST associated company located in India. The use of NeST manufacturing operations is anticipated to reduce the Company's manufacturing costs and overhead structure. The Company will continue to manage and provide technical support to the NeST manufacturing operations from its facility in Quakertown.

     During the first quarter of fiscal 2000, the Company agreed to provide certain administrative and manufacturing support services and provide office space to NeST and several other entities associated with Mr. Hassan's non-AM business ventures. The Company is to receive a fee of $142,000 per quarter for such services. Should the level of services exceed planned levels, the parties will negotiate an increase in the quarterly fee.

     As previously described, the Company was required to undertake a significant upgrade to its software products during fiscal 1999 which impacted its ability to attract new customers and increase revenues sufficient to cover the operating costs of the business. The new software product platform has been introduced in the first quarter of fiscal 2000 and the Company has re-focused its marketing efforts in an attempt to expand the revenue base.

     The Company believes its present operating structure has reduced its cash operating requirements to a level, which can be supported under the present revenue levels. It is the Company's goal to increase revenue levels through successful marketing of its upgraded product offerings during fiscal 2000. During the first quarter of fiscal 2000, the Company has expanded its marketing efforts by replacing and adding additional sales and technical support staff and launched an aggressive marketing program. The Company believes that existing cash, available lending lines and the ability to pay for NeST development services in cash or warrants, will provide sufficient liquidity to support operations through the next fiscal year. However, should operating losses continue beyond levels which can be supported, the Company would expect to implement further actions to reduce expenses or raise additional capital to enable continued execution of its strategy. There can be no assurance that additional capital could be raised under acceptable terms.

     Capital expenditures totaled $77,000 in fiscal 1999 and $329,000 in fiscal 1998 which included capital leases, computers, manufacturing assembly and test equipment and facility related improvements and fixtures.


Impact of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this statement effective March 29, 1998 and has no components of other comprehensive income to report.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. The Company adopted the disclosure prescribed by SFAS 131 in its 1999 Annual Report as required.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 supersedes the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The Company adopted this statement in its 1999 Annual Report as required.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted this statement in its 1999 Annual Report as required.

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

     The Company has undertaken a review of all internal systems and products and have replaced or modified any non-compliant software and hardware with new compliant systems. As a result, the Company believes that it has minimal exposure to contingencies related to the Year 2000 Issue for the products it has sold and its financial and accounting systems. The Company has expended approximately $10,000 in external costs to date on such efforts and believes any additional amounts in the future to be minimal.

     The Company has engaged in formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Based on the information received from such parties, the Company believes that most of its suppliers are addressing any issues associated with their Year 2000 plans. There can be no guarantee that the systems of other companies on which the Company's systems rely or interface with will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Item 7.    Financial Statements




                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
AM Communications, Inc.
Quakertown, Pennsylvania

We have audited the accompanying balance sheets of AM Communications, Inc. as of April 3, 1999 and March 28, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



KPMG LLP
Philadelphia, Pennsylvania
June 30, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
AM Communications, Inc.

We have audited the accompanying balance sheets of AM Communications, Inc. as of April 3, 1999 and March 28, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AM Communications, Inc. as of April 3, 1999 and March 28, 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Allentown, Pennsylvania
June 30, 1999

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                         Fiscal Year Ended
                                                     April 3,         March 28,
                                                      1999              1998
                                                   ------------    ------------

Revenues                                            $ 9,069,000     $16,854,000

Costs and Expenses:
   Cost of Sales                                      5,587,000       9,303,000
   Selling, General and Administrative                2,716,000       2,611,000
   Research and Development                           4,192,000       3,937,000
                                                   ------------    ------------

Operating Income (Loss)                              (3,426,000)      1,003,000
Other Income (Expense)                                  (26,000)        (36,000)
                                                   -------------   -------------

Income (Loss) Before Income Taxes                   $(3,452,000)        967,000
Income Tax Provision                                     28,000          30,000
                                                   ------------    ------------

Net Income (Loss)                                   $(3,480,000)    $   937,000
                                                   =============   ============

Basic Net Income (Loss) Per Share                   $     (0.11)    $      0.03
                                                   =============   ============

Diluted Net Income (Loss) Per Share                 $     (0.11)    $      0.03
                                                   =============   ============

Shares Used in Computation of Basic
   Net Income (Loss) Per Share                       31,072,296      31,053,000
                                                   ============    ============

Shares Used in Computation of
   Diluted Net Income (Loss) Per Share               31,072,296      33,902,000
                                                   ============    ============





                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                                                  April 3,           March 28,
ASSETS                                                             1999                1998
                                                              -------------       -----------
Current Assets:
   Cash                                                       $     24,000        $   710,000
   Accounts Receivable, Net of Reserves
      of $221,000 - 1999 and $32,000 - 1998                      1,489,000          1,851,000
   Due From Affiliate                                               42,000               ---
   Inventory                                                     1,218,000          2,073,000
   Prepaid Expenses and Other                                       43,000             63,000
                                                              ------------        -----------
         Total Current Assets                                    2,816,000          4,697,000

Equipment and Fixtures, Net                                        396,000            734,000
Other Assets                                                        16,000             19,000
                                                              ------------        -----------
Total Assets                                                  $  3,228,000        $ 5,450,000
                                                              ============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations               $     38,000        $   108,000
   Current Portion of Notes Payable                                 30,000               ---
   Bank Line of Credit                                             625,000               ---
   Accounts Payable                                              1,163,000            991,000
   Advances                                                         ---               194,000
   Accrued  Expenses                                               889,000            987,000
                                                              ------------        -----------
         Total Current Liabilities                               2,745,000          2,280,000
                                                              ------------        -----------

Capital Lease Obligations - Long Term                                  ---             39,000
Notes Payable - Long Term                                          120,000               ---
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares in 1999
   and 1998                                                      2,583,000          2,583,000
                                                              ------------        -----------

Commitments and Contingencies (Notes 7 and 12)
Stockholders' Equity:
   Common Stock, $.10 Par Value, Authorized
      50,000,000 Shares in 1999 and 40,000,000 in 1998;
      Issued and Outstanding 31,072,296 Shares in 1999
      and 1998                                                   3,107,000          3,107,000
Capital in Excess of Par                                        31,981,000         31,269,000
Accumulated Deficit                                            (37,308,000)       (33,828,000)
                                                              ------------        -----------
      Stockholders' Equity (Deficit)                            (2,220,000)           548,000
                                                              ------------        -----------
Total Liabilities and Stockholders' Equity                    $  3,228,000        $ 5,450,000
                                                              ============        ===========

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Common Stock                 Capital
                                                   ------------                in Excess       Accumulated
                                                  Shares        Amount           of Par           Deficit
                                                  ------        ------           ------           -------
Balance, March 29, 1997                        31,042,296     $3,104,000       $31,264,000     $(34,765,000)
                                               ==========     ==========       ===========     ============


Exercise of Incentive Stock Options                30,000          3,000             5,000          ---

Net Income for Year Ended
March 28, 1998                                      ---           ---              ---              937,000
                                               ----------     ----------       -----------     ------------

Balance, March 28, 1998                        31,072,296     $3,107,000       $31,269,000     $(33,828,000)
                                               ==========     ==========       ===========     ============

Issuance of Warrants                                ---           ---              712,000           ---

Net Loss for Year Ended
April 3, 1999                                       ---           ---               ---          (3,480,000)

Balance, April 3, 1999                         31,072,296     $3,107,000       $31,981,000     $(37,308,000)
                                               ==========     ==========       ===========     ============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                             Fiscal Year Ended
                                                                         April 3,        March 28,
                                                                          1999                   1998
                                                                     -------------         ----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                   $(3,480,000)      $    937,000
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used In) Operating Activities:
      Warrants issued to NeST for services                                 670,000              ---
      Depreciation and Amortization                                        431,000            590,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                                               362,000           (691,000)
         Due from Affiliate                                                (42,000)              ---
         Inventory                                                         855,000             33,000
         Prepaid Expenses and Other                                          7,000              6,000
         Accounts Payable                                                  172,000           (681,000)
         Advances                                                         (194,000)            17,000
         Accrued and Other Expenses                                        (98,000)           335,000
                                                                      ------------       ------------
Net Cash Provided By (Used In) Operating Activities                     (1,317,000)           546,000

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                             (77,000)          (329,000)
                                                                      ------------       ------------
Net Cash Used In Investing Activities                                      (77,000)          (329,000)

Cash Flows from Financing Activities:
   Proceeds from Borrowings Under Bank Line of Credit                      625,000            612,000
   Repayment of Borrowings Under Bank Line of Credit                         ---             (612,000)
   Proceeds from Note Payable                                              150,000              ---
   Borrowings from Principal Stockholder                                     ---              200,000
   Repayments from Principal Stockholder                                     ---             (200,000)
   Exercise of Stock Options                                                 ---                8,000
   Issuance of Warrants                                                     42,000              ---
   Payments Under Capital Lease Obligations                               (109,000)          (135,000)
                                                                      ------------       ------------
Net Cash Provided By (Used In) Financing Activities                        708,000           (127,000)

Net Increase (Decrease) In Cash                                           (686,000)            90,000
Cash:
   Beginning                                                               710,000            620,000
                                                                      ------------       ------------
   Ending                                                             $     24,000       $    710,000
                                                                      ============       ============

Interest Paid                                                         $     33,000       $     41,000
                                                                      ============       ============
Income Taxes Paid (Refunded)                                          $     27,000       $    (17,000)
                                                                      ============       =============

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

Fiscal Year

     The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ending April 3, 1999 and March 28, 1998 included 53 weeks and 52 weeks, respectively.

Revenue Recognition

     AM Communications, Inc. (the "Company") derives its revenues principally from sales of its products to the cable TV industry. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon the shipment of the product. Revenue from custom development efforts is recognized as contractual milestones are achieved.

Inventory

     Manufacturing inventory which comprises raw materials, work-in-process and finished goods is valued at the lower of cost (first-in, first-out method) or market.

Equipment and Fixtures

     Equipment and fixtures are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Intangibles

     Intangibles include goodwill and the costs associated with the acquisition of patents and fees for the successful defense of patents. Patents are being provided on a straight-line basis, over their estimated useful lives of five years. Costs related to unsuccessful patents or patents relating to products no longer manufactured are written off. As of April 3, 1999 all goodwill has been fully amortized.

Deferred Software Development Costs

     Costs incurred for the successful production of computer software that is used as an integral part of certain of the Company's products are not capitalized until technological feasibility has been established for the software, and all research and development activities for the software and for the other components of the product have been completed. Deferred software development costs consist of direct salaries, related payroll costs and other direct costs. Amortization, on a product-by-product basis, commences upon the product's general release to customers and occurs over a period of three years as a function of estimated product life. Amortization of deferred software development costs charged to research and development expense was $50,000 for the year ended March 28, 1998. Other research and development costs are expensed currently. None of the Company's software development efforts in fiscal 1999 or 1998 met the requirements for capitalization.

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

Income (Loss) Per Common Share

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 2.  Inventory:
                                             April 3,            March 28,
                                              1999                 1998
                                        --------------       --------------
         Raw Material                   $    1,940,000       $    2,171,000
         Work-in-Process                       595,000              937,000
         Finished Goods                        183,000              180,000
                                        --------------       --------------
                                             2,718,000            3,288,000
         Inventory Reserve                  (1,500,000)          (1,215,000)
                                        --------------       --------------
         Net Inventory                  $    1,218,000       $    2,073,000
                                        ===============      ==============

     The Company evaluates the inventory reserve annually to reflect product line transitions which have resulted from new product development. The reserve represents management's estimate of excess inventory not usable in new product generations.

Note 3.  Equipment and Fixtures:
                                     Estimated            April 3,    March 28,
                                     Useful Lives          1999         1998
                                     ------------        ---------    ---------
     Equipment                          3-5 yrs.     $   3,957,000   $3,881,000
     Furniture and Fixtures             3-5 yrs.           314,000      314,000
     Leasehold Improvements               5 yrs.           126,000      126,000
                                                     -------------   ----------
                                                         4,397,000    4,321,000
     Accumulated Depreciation & Amortization            (4,001,000)  (3,587,000)
                                                     -------------   ----------
                                                     $     396,000   $  734,000
                                                     =============   ==========

Note 4.  Related Party Transactions:

     Under separate consulting agreements, Lemuel A. Tarshis and R. Barry Borden Directors of the Company, were paid $24,000 and $17,800, respectively, during fiscal 1998.

     In June 1997, the Company received a $200,000 short-term loan, with interest payable at 8%, from its principal stockholder, Alvin Hoffman, to support inventory requirements related to the Company's increased sales backlog. This loan was repaid in September, 1997. In July 1998, the Company received a $250,000 commitment from its primary shareholder, Alvin Hoffman, to provide working capital through July 1999 at 10% interest and payment of outstanding borrowings due by September 30, 1999. No amounts were utilized under this commitment.

     In November 1999, the Company entered into a strategic development and manufacturing agreement with Network Systems and Technologies, Ltd. (NeST). Mr. Jay Hassan, The Company's chairman is also the founder, CEO, and majority owner of NeST. See note 10 and note 14.

Note 5.  Accrued Expenses:

     Accrued expenses consist of the following items:
                                                      April 3,      March 28,
                                                       1999             1998
                                                 -------------    -------------
         Accrued Compensation                    $     341,000    $     462,000
         Accrued Rent                                  180,000          180,000
         Accrued Real Estate Taxes                      41,000           29,000
         Warranty Reserve                              203,000          203,000
         Accrued Taxes                                   2,000           32,000
         Accrued Professional Fees                      63,000           60,000
         Other                                          59,000           21,000
                                                 -------------    -------------
                                                 $     889,000    $     987,000
                                                 =============    =============

Note 6.  Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision (benefit) for income taxes consisted of:

                                                      Fiscal 1999   Fiscal 1998
                                                      -----------   -----------
         Current Income Taxes                         $    28,000   $    30,000
         Deferred Income Taxes                         (1,464,000)      (85,000)
         Change in Valuation Allowance                  1,464,000        85,000
                                                      -----------   -----------
         Net                                          $    28,000   $    30,000
                                                      ===========   ===========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                      Fiscal 1999   Fiscal 1998
                                                      -----------   -----------
Federal Income Tax Provision (Benefit) at
     Statutory Rate                                   $(1,174,000)  $   329,000
State Income Taxes, Net of Federal Benefit               (185,000)        9,000
Research and Development Credits                          (75,000)      (50,000)
Non-deductible Amounts                                      4,000         3,000
Change in Valuation Allowance                           1,464,000        85,000
Utilization of NOL Carryforward                               ---      (346,000)
Other                                                      (6,000)          ---
                                                      -----------   -----------
Income Tax Provision                                  $    28,000   $    30,000
                                                      ===========   ===========

     The components of the net deferred tax asset as of April 3, 1999 and March 28, 1998 were as follows:

                                                      April 3,      March 28,
                                                       1999             1998
                                                 -------------    -------------
         Deferred Tax Items:
              Inventory                          $     609,000    $     493,000
              Accrued Expenses and Reserves            379,000          155,000
              Net Operating Loss Carryforwards       8,811,000        7,761,000
              Tax Credit Carryforwards                 822,000          748,000
              Valuation Allowance                  (10,621,000)      (9,157,000)
                                                 -------------    -------------
              Net Deferred Tax Assets            $         ---    $         ---
                                                 =============    =============

     During fiscal 1997, the Company evaluated the carrying value of the deferred tax asset which was established in fiscal 1995, and determined, after consideration of that year's loss, that this asset should be fully reserved. Accordingly, income tax expense of $936,000 was recognized in fiscal 1997 to fully reserve this asset.

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $26 million expiring at various times from 2000 to 2014. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may expire unutilized.

Note 7.  Operating Leases:

     The Company leases its facility under a lease expiring in January 2002. The Company also leases certain equipment under short term leases. Rental expense charged to operations for fiscal years 1999 and 1998 was $288,000 and $302,000, respectively.

     Future minimum lease commitments under the Company's facility lease are:

                  2000                $     300,000
                  2001                      350,000
                  2002                      322,000
                                      -------------
                                      $     972,000
                                      =============

Note 8.  Obligations Under Capital Leases:

     The Company has capital lease agreements for machinery and equipment as follows:
                                                      April 3,      March 28,
                                                       1999             1998
                                                 -------------    -------------
       Capitalized cost                          $     482,000    $     482,000
       Accumulated amortization                       (451,000)        (350,000)
                                                 -------------    -------------
                                                 $      31,000    $     132,000
                                                 =============    =============

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of April 3, 1999, are:

     2000                                                           39,000
                                                                  --------
     Total minimum lease payments                                   39,000
     Less amount representing interest                               1,000
                                                                  --------
     Present value of net minimum lease payments                    38,000
     Less current maturities                                       (38,000)
                                                                  --------
     Capital lease obligations - long term                        $    ---
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

     The Company's revenues in fiscal 1999 included three customers who individually contributed 27%, 18% and 15% of the total revenues, respectively. In fiscal 1998, three customers contributed individually greater than 10% of revenues as follows: 34%, 18% and 12%, respectively. The customer representing 27% and 12% for the years 1999 and 1998, respectively was the only customer common in both years.

Note 10. Capital Stock:

     The Company has a stock option plan (the "1999 Plan") for its employees which was approved by the stockholders in February, 1999. Under this 1999 Plan, either non-qualified options or incentive stock options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. The aggregate maximum number of shares for which options may be issued under the 1999 Plan is 10,000,000.

     The Company has previously adopted a 1982 Stock Option Plan and a 1991 Stock Option Plan. Options to acquire 487,000 shares and 4,570,000 shares of the Company's Common Stock are outstanding under the 1982 Stock Option Plan and the 1991 Stock Option Plan, respectively, and expire 10 years after the date of grant. No additional options may be granted under either Plan.

     The following summary shows the aggregate stock option activity expressed in shares for the 1982, 1991, and 1999 Plans:

                                                        Fiscal Years Ended
                                                      April 3,      March 28,
                                                       1999             1998
                                                   -------------  -------------

Outstanding at Beginning of Year                      6,325,333      5,696,833
     Granted                                          7,583,000      1,368,000
     Terminated                                      (1,903,000)      (213,000)
     Expired                                            (20,000)      (496,500)
     Exercised                                              ---        (30,000)
                                                   ------------    -----------
     Outstanding at End of Year                      11,955,333      6,325,333
                                                   ============    ===========
     Available for Grant                              3,102,000        372,667
                                                   ============    ===========
     Exercisable at End of Year                       3,919,309      4,211,249
                                                   ============    ===========

     Price Range of Options Outstanding at March 28, 1998 - $0.125 - $0.175 (Weighted Average -$0.1553)

     In fiscal year 1999, the Company modified the terms of all previously issued and outstanding options and repriced the exercise price using the then current market price of $0.15 per share.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the Company's net income and income per share would have been increased to the pro forma amounts indicated below:

                                                        Fiscal Years Ended
                                                      April 3,       March 28,
                                                       1999            1998
                                                   -------------   ------------
Net income (loss) as reported      As reported     $  (3,480,000)  $    937,000
                                    Pro forma      $  (3,980,000)  $    490,000

Basic earnings (loss) per share    As reported     $       (0.11)  $       0.03
                                     Pro forma     $       (0.13)  $       0.02

Diluted earnings (loss) per share  As reported     $       (0.11)          0.03
                                     Pro forma     $       (0.13)          0.01

     The per share weighted-average fair value of stock options granted during fiscal years 1999 and 1998 was $.12 and $.12, respectively, on the date of grant calculated using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                        Fiscal Years Ended
                                                      April 3,       March 28,
                                                       1999            1998
                                                   -------------   ------------
Expected Life (Years)                                   5.0            5.0
Risk-Free Interest Rate                                 6.0%           6.0%
Volatility                                             50.0%          50.0%
Dividend Yield                                          0.0%           0.0%

     At April 3, 1999, the following warrants to purchase the Company's common stock were outstanding:

      Issued in         Expiration          Exercise          Number of
     Fiscal Year           Date               Price            Shares
     -----------        ----------          --------          ---------
       1996            July 1, 2004           $1.00           1,500,000
       1999            April 3, 2004          $0.01           4,170,806

     In July 1996, the Company issued warrants to purchase 1,500,000 shares of common stock at $1.00 per share in return for $300,000 cash. These warrants become exercisable at the rate of 500,000 shares per year commencing July 1, 1997 and expire five years after they become exercisable.

     Under the terms of the Strategic Development and Manufacturing Agreement with NeST Technologies, Inc., the Company elected, in April 1999, to issue warrants to purchase 4,170,806 shares of the Company's common stock at an exercise price of $.01 per share in payment of $670,000 of NeST development services for the period of November 1998 through April 3 1999.

Net Income/(Loss) Per Share
     The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations at April 3, 1999 and March 28, 1998.

                                                        1999            1998
                                                    -------------    -----------
              Net Income (Loss)                     $  (3,480,000)   $ (937,000)
              Basic Shares                             31,072,296    31,053,000
                  Convertible Preferred Stock and
                  Dilutive Options                            ---     2,849,000
                                                    -------------    ----------
              Diluted Shares                           31,072,296    33,902,000
              Net Income (Loss) Per Common Share
                  Basic                                     (0.11)         0.03
                  Diluted                                   (0.11)         0.03

     In 1999, options to purchase common stock were not included in the computation of diluted EPS because they would be anti-dulutive to the net loss.

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

     In addition to the Senior Convertible Redeemable Preferred Stock, the Company has authorized 974,175 additional shares of Preferred Stock, $.10 par value, none of which are outstanding as of April 3, 1999.

Note 12. Commitments and Contingencies

     None.

Note 13. Working Capital Line of Credit

     The Company maintains a working capital line of credit from a commercial bank to provide up to $750,000 based on 80% of the value of qualified accounts receivable. Under terms of the agreement, all the Company's assets are pledged and interest is payable at 1 1/2% (2% after July 31, 1999) above prime.

     As a result of the financial loss for fiscal 1999, the Company was in technical default on several financial convenents under the line of credit agreement. Subsequent to year-end, the Company received from the bank a waiver of the default and also an extension of the line through July 31, 2000.

Note 14. Subsequent Events

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Listed below are the directors and executive officers of the Company:

Name                               Age   Position
----                               ---   --------
Javad K. Hassan (1) (2)            58    Chairman
Keith D. Schneck                   44    President, Chief Executive Officer,
                                         Chief Financial Officer and Director
Michael L. Quelly                  45    Vice President, Engineering
Joseph D. Rocci                    51    Vice President, Product Technology
Harry J. Tankin                    47    Vice President, Sales and Marketing
R. Barry Borden (1)                59    Director
Alvin Hoffman                      70    Director
Lemuel A. Tarshis, Ph.D. (2)       58    Director

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

     Mr. Hassan joined the Company in November 1998 as Chairman of the Board. Prior to joining the Company, Mr. Hassan held senior level positions at AMP, Inc. from 1988 until he was named President of AMP Communications Systems Business, a division of AMP, Inc., in 1995. He previously had a 20 year career at IBM, starting in 1968 as an engineer, and subsequently promoted to head of the IBM East Fishkill semiconductor facility and of IBM's Tape Drive Division. He was instrumental in forming a printed wiring board joint venture company, AMP-AKZO Corporation, of which he has been chairman since its formation in 1990. Mr. Hassan is the founder and principal shareholder of Network Systems & Technologies Ltd. (NeST), a provider of software and system solutions and electronic manufacturing resources located in India. He currently serves as Chairman of the Electronic Development Commission for the Government of Kerala in India.

     Keith D. Schneck joined the Company in April 1995 as President and Chief Financial Officer and became a Director in June 1995. Since January 1998, he has served as Chief Executive Officer. He held senior management positions at Integrated Circuit Systems, Inc. including Chief Operating Officer and Senior Vice President, Finance from 1987 until he joined the Company.

     Michael L. Quelly joined the Company in 1982. He has served as Vice President, Engineering from September 1989 to the present, except for the period October 1990 through March 1995 when he also was Executive Vice President.

     Joseph D. Rocci joined the Company in October 1983 as Director of Engineering. He served as Vice President, Product Operations of the Company from 1988 to 1989 at which time he was appointed Vice President of Product Technology.

     Harry J. Tankin joined the Company in February 1999 as Vice President, Sales and Marketing. From 1984 until he joined the Company, he held marketing and business development positions, including Director of Marketing, at General Instrument Corporation.

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

     Lemuel A. Tarshis was elected director of the Company in October 1996. Dr. Tarshis is a private consultant since 1992. He also is a director and research professor at Stevens Institute of Technology since 1991. Dr. Tarshis held vice president positions with General Instrument Corporation from 1986 to 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. The Company believes that during the fiscal year of the Company ended on April 3, 1999, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were timely satisfied.

Item 10. Executive Compensation

     The following tables set forth certain information concerning (a) the cash remuneration paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each executive officer of the Company whose cash compensation exceeded $100,000 per annum during any such year, and (b) stock options granted during the last three fiscal years to each such individual.

                           Summary Compensation Table
                        Annual and Long Term Compensation
Name & Principal            Fiscal                 Stock Options      Other
     Position                Year     Salary       Awarded         Compensation
-------------------------------------------------------------------------------
Keith D. Schneck             1999   $ 138,000    1,350,000 (1)      $  4,529 (3)
President and CEO            1998     133,000      450,000 (2)         7,982
                             1997     116,000      400,000             2,876
-------------------------------------------------------------------------------
Robert J. Vogel *            1999   $  24,000          ---          $    750 (4)
Vice President, Strategic    1998     107,000      300,000 (2)         5,578
Development                  1997      89,000      250,000             1,395
-------------------------------------------------------------------------------
* Mr. Vogel resigned as an officer and an employee of the Company on May 8, 1998.

(1) Includes 850,000 shares of repriced stock options previously issued in fiscal years 1997 and 1996. See paragraphs below.

(2) Repriced stock options previously issued in fiscal year 1996. See paragraphs below.

(3) Represents $403, $403 and $291 in group life insurance premiums paid by the Company in fiscal 1999, 1998 and 1997, respectively, and $4,125, $7,579 and $2,576 in matching contributions under the Company's 401(k) plan paid by the Company in fiscal 1999, 1998, and 1997, respectively.

(4) Represents $34, $403 and $259 in group life insurance premiums paid by the Company in fiscal 1999, 1998 and 1997, respectively, and $717, $5,175 and $1,136 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 1999, 1998 and 1997, respectively.

     Other than the salary and bonus described herein, the Company did not pay either the executive officers named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of 10% of such executive officer's salary and bonus during fiscal 1999, 1998, and 1997. The above compensation does not include certain insurance and other personal benefits, the total value of which does not exceed, as to any named officer, the lesser of $50,000 or 10% of such person's cash compensation.

     All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms, or operation in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

     The Company has a stock option plan (the "1999 Plan") for its employees, directors, and other persons responsible for significant contributions to the Company's business. Under this 1999 Plan, which was approved by the stockholders in February, 1999, either non-qualified options or incentive stock options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. The aggregate maximum number of shares for which options may be issued under the 1999 Plan is 10,000,000.

     During fiscal 1999 and fiscal 1998, the Compensation and Stock Option Committee determined that the goals of the Company's 1991 Incentive Stock Option Plan and the Company's 1982 Incentive Stock Option Plan (the "Plans") to provide equity incentives for employees, executive officers, and directors of the Company would not be achieved with a significant number of options with exercise prices substantially above the fair market value, of the Company's Common Stock and therefore that it was in the interests of the Company and the stockholders to reprice those options.

     The following table sets forth options granted to the Company's CEO during fiscal 1999:

                                   % of Total
                                No. of Securities         Options Granted        Exercise
                      Fiscal    Underlying Options        to Employees           Price         Expiration
                      Year      Granted                   in Fiscal Year         ($/Share)     Date
                      ------    ------------------        ---------------        ---------     ----------
Keith D. Schneck      1999            500,000                   7%                 $.156        4/01/09

     The following table sets forth certain information pertaining to the stock options held by the individuals named in the Summary Cash Compensation Table:

                                                  Fiscal 1999 Year End Option Values
                                            Number of                               Value of
                                        Unexercised Options                In-the-Money Options
                                          At Fiscal Year End                  at April 3, 1999(1)
                                        --------------------               ----------------------
Name                               Exercisable      Unexercisable      Exercisable         Unexercisable
----                               -----------      -------------      -----------         -------------
Keith D. Schneck  716,666                              633,334            $27,233             $21,067
Robert J. Vogel (2)                    ---                 ---                ---                 ---

(1) Value is based upon the closing price of the stock on April 3, 1999, less the exercise price.
(2) Mr. Vogel resigned as an officer and an employee of the Company on May 8, 1998.

     There were no stock options or stock appreciation rights exercised by Mr. Schneck or Mr. Vogel during the last fiscal year. The Company does not maintain any long term incentive plans for its officers.

     Directors who are not officers or employees of the Company are paid $500 for each Board of Directors meeting and Committee meeting attended. In addition to the standard director fees, each director was granted options to purchase 50,000 shares at an exercise price of $0.156 on April 1, 1999. These options were fully vested as of the date of grant. In addition, Javad K. Hassan received an option grant on February 19, 1999 to purchase 5,000,000 shares exercisable equally over a three year period at an exercise price of $0.156 in accordance with a Services Agreement with the Company. All the options granted to Mr. Hassan became fully vested as part of the negotiated terms of a $500,000 line of credit commitment from Mr. Hassan to the Company in June 1999.

     The Company does not have any employment contracts or arrangements with any of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of July 2, 1999 with respect to each person and entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, each director of the Company and each executive officer listed in the cash compensation table who owns shares of common stock, and all officers and directors of the Company as a group.

                                               Beneficial Ownership
Beneficial Owner (1) (2)                 Amount           Percentage of Class(9)
-------------------------                ------           ----------------------
Javad K. Hassan                        23,562,643(3)             58.6%
Alvin Hoffman                          18,147,337(4)             53.7%
Keith D. Schneck                          816,666(5)             2.6%
R. Barry Borden                           160,000(6)               *
Lemuel A. Tarshis                         150,000(7)               *
All Directors and Executive
Officers as a Group (8 Persons)        29,526,819(8)            66.0%

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

     (2) The address of all beneficial owners is c/o AM Communications, Inc., 100 Commerce Boulevard, Quakertown, PA 18951-2237.

     (3) Includes a) 14,391,837 shares of the Common Stock deposited pursuant to the Voting Trust and Share Price Participation Agreement between Mr. Hoffman and Mr. Hassan, as the Voting Trustee, b) 5,000,000 shares issuable pursuant to stock options and c) 4,170,806 shares issuable pursuant to the NeST warrants issued for services rendered.

     (4) The information concerning the beneficial ownership of Mr. Hoffman is based, in part, upon information furnished by Mr. Hoffman to the Company. The beneficial ownership indicated represents (i) 25,825 shares of Senior Convertible Preferred Stock convertible into 2,582,500 shares of Common Stock,
(ii) 100,000 shares issuable pursuant to stock options, (iii) 1,073,000 shares of Common Stock currently owned by Mr. Hoffman's wife, and (iv) 14,391,837 shares of Common Stock of the Company which the Hoffman Trust beneficially owns but over which Javad K. Hassan, as Voting Trustee, exercises all voting rights. Mr. Hoffman disclaims beneficial ownership of the shares set forth in (iii) above.

     (5) Includes 716,666 shares issuable pursuant to stock options.

     (6) Includes 150,000 shares issuable pursuant to stock options.

     (7) Includes 150,000 shares issuable pursuant to stock options

     (8) Includes (i) an aggregate of 14,391,837 shares of Common Stock beneficially owned by the Hoffman Trust but over which Javad K. Hassan, as Voting Trustee, exercises all voting rights, (ii) 25,825 shares of Senior Convertible Preferred Stock convertible into 2,582,500 shares of Common Stock,
(iii) 1,073,000 shares of Common Stock currently owned by Mr. Hoffman's wife as to which Mr. Hoffman disclaims beneficial ownership, (iv) 1,918,330 shares of Common Stock which may be acquired upon the exercise of outstanding options (v) 9,170,806 options and warrants held by Mr. Hassan and NeST and (vi) 390,346 shares of Common Stock held by other officers and directors.

     (9) The percentages have been calculated on the basis of treating as outstanding, for a particular holder, all shares of the Common Stock outstanding on said date and all shares of the Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

     All outstanding shares of the Company's Senior Convertible Redeemable Preferred Stock as of July 2, 1999 are owned by Alvin Hoffman.

     On November 2, 1998, the Alvin Hoffman Revocable Trust UAD 2/28/86 entered into a Voting Trust and Share Price Participation Agreement dated November 2, 19998 (the "Voting Trust"), with Javad (Jay) K. Hassan as voting trustee (the "Voting Trustee"), and pursuant thereto deposited with the Voting Trustee 14,391,837 shares of the common stock of the Company. Pursuant to the terms of the voting Trust, the Voting Trustee is entitled, for the five year term of the Voting Trust, to exercise all voting rights with respect to such shares. Accordingly, the Company believes that, while Alvin Hoffman, the settlor of the Alvin Hoffman Revocable Trust UAD 2.28.86, remains a beneficial owner of such shares, the transfer of voting rights with respect to such shares resulted in a change in control of the Company from Mr. Hoffman to Mr. Hassan.

     Neither Mr. Hoffman nor the Alvin Hoffman Revocable Trust UAD 2/28/86 received any consideration for the above-described transfer of voting rights.

Item 12. Certain Relationships and Related Transactions

     In June 1997, the Company received a $200,000 short-term loan, with interest payable at 8%, from its principal stockholder, Alvin Hoffman, to support inventory requirements related to the Company's increased sales backlog. This loan was repaid in September,

1997. In July 1998, the Company received a $250,000 commitment from its primary shareholder, Alvin Hoffman, to provide working capital through July 1999 at 10% interest and payment of outstanding borrowings due by September 30, 1999. No amounts were borrowed under this commitment as of June 30, 1999.

     On November 2, 1998, Javad (Jay) K. Hassan entered into a Services Agreement with the Company pursuant to which Mr. Hassan (i) was appointed to the Company's Board of Directors and elected to serve as its Chairman of the Board,
(ii) agreed to assume the duties and responsibilities described therein, and
(iii) was granted an option to acquire 5,000,000 shares of the Company's Common Stock, at a per share exercise price of $0.156 which was equal to the fair market value of the stock on the date of grant.

     On the same date, Network Systems and Technologies (P) Ltd. ("NeST"), an affiliate of Mr. Hassan which is located in Trivandrum, India, entered into a Consulting Services Agreement with the Company. Pursuant to this Agreement, NeST will provide technical engineering services to the Company, including without limitation hardware and software design. The Company has the option of paying for such services either in cash or in warrants to purchase shares of the Company's Common Stock. In April 1999, the Company issued 4,170,806 warrants at $.01 per share in payment of $670,000 due NeST for development services during fiscal 1999.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000.

     During the first quarter of fiscal 2000, the Company agreed to provide certain administrative and manufacturing support services and provide office space to NeST and several other entities associated with Mr. Hassan's non-AM business ventures. The Company is to receive a fee of $142,000 per quarter for such services. Should the level of services exceed planned levels, the parties will negotiate an increase in the quarterly fee.


Item 13. Exhibits and Reports on Form 8-K

(a)  (1) Exhibits
              See end of exhibit list for footnote references indicated by asterisks.

            *3-a. (3.1) Restated Certificate of Incorporation of Registrant.

            *3-b. (3.2) Amended By-Laws of Registrant.

            *4-a. (4.1) Specimen of Common Stock Certificate, par value $.10 per share.

             4-b  (4.2) Warrant issued to NeST.

             9-a  Voting Trust and Share Participation Agreement (Exhibit 9.1)

          **10-a. 1991 Incentive Stock Option Plan.

         ***10-b. Joint Development Agreement between AM Communications and
                  Scientific-Atlanta dated May 1996.

         ***10-c. Distribution Agreement and Manufacturing License dated
                  June 14, 1996.

         ***10-d. Registration Rights Agreement dated June 17, 1996.

         ***10-e. Warrant Agreement dated June 17, 1996.

            10-f. 1999 Stock Option Plan.

            10-g. Line of Credit Commitment Letter with Progress Bank dated
                  June 29, 1999.

        ****10-h. Services Agreement between the Company and Jay Hassan
                  (Exhibit 10.1)

        ****10-i. Consulting Services Agreement between the Company and NeST.
                  (Exhibit 10.2)

            11. Computation of Per Share Earnings for fiscal years ended April 3, 1999 and March 28, 1998.

            23.   Independent Auditors' Consent dated July 16, 1999.

            27.   Financial Data Schedule

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

           **** Incorporated by reference to the Exhibit number indicated in Registrant's Report on Form 8-K dated November 9, 1998.

(b) No reports on Form 8-K were filed for the last quarter of the period covered by this report on Form 10-KSB.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM COMMUNICATIONS, INC.
     (Registrant)


    /s/ Keith D. Schneck
    --------------------------------
By: Keith D. Schneck
    President, Chief Financial Officer and
    Chief Executive Officer
    Date:   July 9, 1999

     In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Javad K. Hassan
-----------------------------         /s/ Keith D. Schneck
Javad K. Hassan                       -----------------------------------
Chairman of the Board                 Keith D. Schneck
   July 9, 1999                       President, Chief Financial Officer, Date:
-----------------------------         Chief Executive Officer and Director
                                      Date:    July 9, 1999
                                           -------------------------------------

/s/ R. Barry Borden                   /s/ Alvin Hoffman
-----------------------------         ------------------------------------------
R. Barry Borden                       Alvin Hoffman
Director                              Director
Date:    July 9, 1999                 Date:    July 9, 1999
      -----------------------              -------------------------------------

/s/ Lemuel A. Tarshis
-----------------------------
Lemuel A. Tarshis
Director
Date:    July 9, 1999
      -----------------------

                                 EXHIBITS INDEX

              See end of exhibit list for footnote references indicated by asterisks.

            *3-a. (3.1) Restated Certificate of Incorporation of Registrant.

            *3-b. (3.2) Amended By-Laws of Registrant.

            *4-a. (4.1) Specimen of Common Stock Certificate, par value $.10 per share.

             4-b  (4.2) Warrant issued to NeST.

             9-a  Voting Trust and Share Participation Agreement (Exhibit 9.1)

          **10-a. 1991 Incentive Stock Option Plan.

         ***10-b. Joint Development Agreement between AM Communications and
                  Scientific-Atlanta dated May 1996.

         ***10-c. Distribution Agreement and Manufacturing License dated
                  June 14, 1996.

         ***10-d. Registration Rights Agreement dated June 17, 1996.

         ***10-e. Warrant Agreement dated June 17, 1996.

            10-f. 1999 Stock Option Plan.

            10-g. Line of Credit Commitment Letter with Progress Bank dated
                  June 29, 1999.

        ****10-h. Services Agreement between the Company and Jay Hassan
                  (Exhibit 10.1)

        ****10-i. Consulting Services Agreement between the Company and NeST.
                  (Exhibit 10.2)

            11. Computation of Per Share Earnings for fiscal years ended April 3, 1999 and March 28, 1998.

            23.   Independent Auditors' Consent dated July 16, 1999.

            27.   Financial Data Schedule

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

           **** Incorporated by reference to the Exhibit number indicated in Registrant's Report on Form 8-K dated November 9, 1998.