Form 10QSB
period 1999-07-03
AM COMMUNICATIONS INC
filed 1999-08-17
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTER ENDED JULY 3, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                           --------    --------
Commission File Number:  0-9856


                             AM COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                        23-1922958
(State  or  other  jurisdiction  of          I.R.S. Employer Identification No.
incorporation  or  organization)


100 Commerce Boulevard, Quakertown, PA                        18951-2237
--------------------------------------                        ----------
(Address of principal executive offices)                       Zip Code


                                 (215) 538-8700
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

On August 10, 1999, there were 32,331,596 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 3, 1999

                                      INDEX


PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements

           Balance Sheets - July 3 (Unaudited) and April 3, 1999               3

           Statements of Operations - Quarters Ended July 3, 1999              4
           and June 27, 1998 (Unaudited)

           Statements of Cash Flows - Quarters Ended July 3, 1999              5
           and June 27, 1998 (Unaudited)

           Notes to Financial Statements                                    6, 7

Item 2.    Management's Discussion and Analysis of Operations             8 - 12



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              13 - 14

Item 1.  Financial Statements


                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                       July 3,        April 3,
                                                        1999           1999
                                                    ------------    ------------
ASSETS
Current Assets:
   Cash                                             $    383,000    $     24,000
   Accounts Receivable, Net of Reserves
      of $221,000 at July 3 and April 3,1999           1,130,000       1,489,000
   Due from Affiliates                                    82,000          42,000
   Inventory                                           1,310,000       1,218,000
   Prepaid Expenses and Other                             41,000          43,000
                                                    ------------    ------------
      Total Current Assets                             2,946,000       2,816,000

   Equipment and Fixtures, Net                           324,000         396,000
   Other Assets                                           15,000          16,000
                                                    ------------    ------------
   Total Assets                                     $  3,285,000    $  3,228,000
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations     $     20,000    $     38,000
   Current Portion of Notes Payable                       30,000          30,000
   Bank Line of Credit                                   750,000         625,000
   Accounts Payable                                    1,040,000       1,163,000
      Accrued Expenses                                 1,374,000         889,000
                                                    ------------    ------------
      Total Current Liabilities                        3,214,000       2,745,000
                                                    ------------    ------------

Notes Payable - Long Term                                120,000         120,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at July 3
   and April 3, 1999                                   2,583,000       2,583,000
                                                    ------------    ------------

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized
   50,000,000 Shares at July 3 and April 3, 1999;
   Issued and Outstanding 32,047,296 Shares at
   July 3 and 31,072,296 Shares at April 3, 1999       3,205,000       3,107,000
Capital in Excess of Par                              32,030,000      31,981,000
Accumulated Deficit                                  (37,867,000)    (37,308,000)
                                                    ------------    ------------
   Stockholders' Equity (Deficit)                     (2,632,000)     (2,220,000)
                                                    ------------    ------------
Total Liabilities and Stockholders' Equity          $  3,285,000    $  3,228,000
                                                    ============    ============



                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Quarters Ended
                                            July 3,        June 27,
                                             1999            1998
                                         ------------    ------------

Revenues                                 $  2,043,000    $  2,438,000

Costs and Expenses:
   Cost of Sales                            1,066,000       1,275,000
   Selling, General and Administrative        633,000         748,000
   Research and Development                   887,000       1,041,000
                                         ------------    ------------

Operating Loss                               (543,000)       (626,000)
Other Income (Expense)                        (16,000)          1,000
                                         ------------    ------------

Loss Before Income Taxes                     (559,000)       (625,000)
Income Tax Provision                             --           _---___
                                         ------------    ------------

Net Loss                                 $   (559,000)   $   (625,000)
                                         ============    ============

Basic Net Loss Per Share                 $      (0.02)   $      (0.02)
                                         ============    ============

Diluted Net Loss Per Share               $      (0.02)   $      (0.02)
                                         ============    ============

Shares Used in Computation of Basic
   Net Loss Per Share                      31,209,000      31,072,000
                                         ============    ============

Shares Used in Computation of
   Diluted Net Loss Per Share              31,209,000      31,072,000
                                         ============    ============





                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Quarters Ended
                                                          July 3,      June 27,
                                                            1999         1998
                                                          ---------    ---------
Cash Flows from Operating Activities:
   Net Loss                                               $(559,000)   $(625,000)
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used in) Operating Activities:
      Depreciation and Amortization                          87,000      133,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                                359,000      395,000
         Due from Affiliate                                 (40,000)        --
         Inventory                                          (92,000)      75,000
         Prepaid Expenses and Other                           2,000        2,000
         Accounts Payable                                  (123,000)    (296,000)
         Advances                                              --        (95,000)
         Accrued and Other Expenses                         485,000      (69,000)
                                                          ---------    ---------
Net Cash Provided by (Used In)
    Operating Activities                                    119,000     (480,000)
                                                          ---------    ---------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets              (14,000)     (10,000)
                                                          ---------    ---------
Net Cash Used In Investing Activities                       (14,000)     (10,000)
                                                          ---------    ---------

Cash Flows from Financing Activities:
   Proceeds from Borrowings Under Bank Line of Credit       125,000         --
   Proceeds from Note Payable                                  --         29,000
   Exercise of Stock Options                                147,000         --
   Payments Under Capital Lease Obligations                 (18,000)     (36,000)
                                                          ---------    ---------
Net Cash Provided By (Used In) Financing Activities         254,000       (7,000)
                                                          ---------    ---------

Net Increase (Decrease) in Cash                             359,000     (497,000)
Cash:
   Beginning                                                 24,000      710,000
                                                          ---------    ---------
   Ending                                                 $ 383,000    $ 213,000
                                                          =========    =========

Interest Paid                                             $  18,000    $   5,000
                                                          ---------    ---------
Income Taxes Paid                                         $    --      $    --
                                                          ---------    ---------






                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  As of July 3, 1999 and for the Quarters Ended
                         July 3, 1999 and June 27, 1998


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of July 3, 1999 and the related Statements of Operations and Statements of Cash Flows for the quarters ended July 3, 1999 and June 27, 1998 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                                July 3,              April 3,
                                                 1999                 1999
                                             (Unaudited)
2.   Inventory Comprises:
       Raw Material                        $   1,898,000         $   1,940,000
       Work-in-Process                           752,000               595,000
       Finished Goods                            160,000               183,000
                                           -------------         -------------
                                               2,810,000             2,718,000
       Inventory Reserves                     (1,500,000)           (1,500,000)
                                           --------------           -----------
       Net Inventory                       $   1,310,000         $   1,218,000
                                           =============         =============

3.   Accrued Expenses Comprise:
       Accrued Compensation                $     394,000         $     341,000
       Accrued Contracted Services               437,000                   ---
       Accrued Rent                              175,000               180,000
       Accrued Real Estate Taxes                  54,000                41,000
       Warranty Reserve                          203,000               203,000
       Accrued Taxes                               2,000                 2,000
       Accrued Professional Fees                  45,000                63,000
       Other                                      64,000                59,000
                                           -------------         -------------
                                           $   1,374,000         $     889,000
                                           =============         =============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:

                                                 Quarters Ended
                                              July 3,      June 27,
                                                1999         1998
                                             ---------    ---------

Current Income Taxes                         $    --      $    --
Deferred Income Taxes                         (231,000)    (236,000)
Change in Valuation Allowance                  231,000      236,000
                                             ---------    ---------
Net                                          $    --      $    --
                                             =========    =========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                 Quarters Ended
                                              July 3,      June 27,
                                                1999         1998
                                             ---------    ---------
Federal Income Tax Provision (Benefit)
           at Statutory Rate                 $(190,000)   $(213,000)
State Income Taxes, Net of Federal Benefit     (37,000)     (41,000)
Research and Development Credits                (5,000)      (5,000)
Non-deductible Amounts                           1,000        1,000
Change in Valuation Allowance                  231,000      236,000
Other                                             --         22,000
                                             ---------    ---------
Income Tax Provision                         $    --      $    --
                                             =========    =========

     The components of the net deferred tax asset as of July 3 and April 3 were as follows:

                                                  Quarters Ended
                                              July 3,        June 27,
                                                1999           1998
                                             ---------       ---------
Deferred Tax Items:
    Inventory                             $    609,000    $    609,000
    Accrued Expenses and Reserves              377,000         379,000
    Net Operating Loss Carryforwards         9,039,000       8,811,000
    Tax Credit Carryforwards                   827,000         822,000
    Valuation Allowance                    (10,852,000)    (10,621,000)
                                          ------------    ------------
    Net Deferred Tax Assets               $       --      $       --
                                          ============    ============

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $26 million expiring at various times from 1999 to 2014. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwards may not be available or may expire before being utilized.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB for its 1999 fiscal year ended April 3, 1999.

General
The Company is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. As disclosed in the Company's Form 10-KSB for the fiscal year ended April 3, 1999, the Company experienced a significant downturn in its business during fiscal 1999, primarily due to the cessation of programs involving two major customers, which contributed approximately 50% of revenues in fiscal 1998.

Also during fiscal 1999, the Company undertook several major organizational changes including entering into a strategic development and manufacturing relationship with Network Systems & Technologies (P) Ltd. (NeST), under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. As a result of this relationship, the Company undertook development programs to upgrade its software and certain hardware products, which were introduced in fiscal 2000. Also during fiscal 1999, the Company elected a new Chairman, Mr. Javad Hassan, who also is the Chairman, CEO and majority shareholder of NeST. Through certain contractual agreements associated with Mr. Hassan becoming Chairman and the NeST ownership, Mr. Hassan controls the voting of 14,391,837 shares of the Company's Common Stock presently owned by the Company's majority shareholder, Alvin Hoffman, and has rights to acquire an additional 9,170,806 shares through the exercise of stock options and warrants.

During fiscal 1999 and continuing into the first quarter of fiscal 2000, the Company incurred operating losses which were financed by a reduction in working capital and borrowings under the Company's line of credit. The costs associated with the NeST technology development efforts are payable, at the Company's option, either in cash or warrants. The Company believes the actions taken during fiscal 1999 significantly improve the Company's ability to compete and the Company is presently undertaking an aggressive marketing and sales effort to re-establish its market position and return to profitability.

Results of Operations
Quarter 1 Fiscal 2000 vs. 1999
                                              Quarter 1              Quarter 1
                                             Fiscal 2000            Fiscal 1999
                                             -----------            -----------
Revenues                                          100.0%                 100.0%

Cost of Sales                                      52.1                   52.3
Selling, General and Administrative                31.0                   30.7
Research and Development                           43.4                   42.7
                                                   ----                   ----
Operating Loss                                    (26.5)                 (25.7)

Revenues
Revenues for the first quarter of fiscal 2000 ended July 3, 1999 were $2.0 million compared to $2.4 million in the first quarter of fiscal 1999, representing a 16% decline. The Company continues to execute its strategy of attempting to increase revenues by introducing its new software platform called Omni2000 and other new monitoring products through a recently expanded sales and marketing staff and strategy. Such new products have been introduced in the first quarter of fiscal 2000 and are planned for commercial release during the Company's second quarter of fiscal 2000. Until such products are available to the marketplace, the Company is limited in its ability to increase revenue levels to previously reported levels.

The Company continues to maintain key strategic OEM relationships with General Instrument, Philips, and Scientific-Atlanta. OEM revenues were 73% of the total for the first quarter of fiscal 2000 compared to 70% for the comparable period a year ago. Backlog at July 3, 1999 was $2.1 million compared to $2.6 million a year ago.

Development and software revenues totaled $263,000 in the first quarter of fiscal 2000 compared to $485,000 in the prior year period. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales
Cost of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 52% of revenues in the first quarter of fiscal 2000 compared to 52% in the comparable prior year period. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
Selling, general and administrative (S,G&A) expenses were $633,000 in the first quarter of fiscal 2000 compared to $748,000 in the comparable period a year ago. Expenses have decreased due to cost reduction actions implemented in response to the decline in revenues and from services fees charged to NeST for certain administrative services provided by the Company under a separate agreement. Such fees commenced in the first quarter of fiscal 2000 and totaled $142,000.

Research and Development
Research and development expense totaled approximately $900,000 in the first quarter of fiscal 2000 compared to $1.0 million reported in the comparable period a year ago. The Company was previously limited in its access to development resources, which has negatively impacted its competitive position. As a result of the NeST partnership, the Company has significantly increased engineering staff and expects to release several new products in the second quarter of its fiscal 2000 including its new Omni2000 software platform, SIMS 2 (ingress monitoring system), a new lower priced master control unit and several new transponders.

In November 1998, the Company announced a new strategic development relationship with Network Systems & Technologies Ltd. (NeST). NeST is a provider of system solutions and electronic manufacturing resources located in Southwest India. Under the agreement, AM has integrated the NeST technology resources as a dedicated part of its engineering organization. Engineering efforts at the Company's headquarters continue to focus on product specification, technical customer support and project management. NeST performs product design and development, predominately in India. The Company also utilizes the NeST manufacturing resources on a turnkey basis to reduce manufacturing costs of products. The Company has the option of paying for development services in cash or warrants to purchase shares of AM stock. A total of $437,000 of NeST expenses were incurred during the three months ended July 3, 1999 and has been reported as an accrued liability as of July 3, 1999.

As a result of the NeST relationship, the Company has increased its development staff working on critical programs, reduced its cash outlays for product development as NeST development has been funded with AM stock or has been deferred as a liability, and is starting to achieve manufacturing cost reductions as product manufacturing is transferred to India.

Operating Income (Loss)
The Company experienced operating losses of $543,000 in the first quarter of fiscal 2000 compared to an operating loss of $626,000 in the comparable period a year ago. The Company has reduced its annual operating costs going forward primarily through staff reductions at its Quakertown facility. However, such cost reductions have been partially offset by increased spending related to the NeST technical resources, of which payment is presently being deferred pending improvement in the Company's cash situation or a decision to pay such costs in AM stock warrants as provided in the Agreement.

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

Liquidity and Capital Resources

In the first three months of fiscal 2000, the Company generated net cash of $359,000 compared to consuming net cash of $497,000 during the comparable period in fiscal 1999. The Company has financed its operating losses through cash provided by the exercise of stock options, a reduction in accounts receivables, an increase in accounts payables, drawdowns on its line of credit, and the payment of NeST development expenses through the issuance of warrants or deferral of payment.

As of July 3, 1999, the Company's cash totaled $383,000 and the outstanding borrowings under its bank line of credit was $750,000 compared to $24,000 and $625,000, respectively at April 3, 1999. The Company's line of credit is limited to $750,000 and borrowings are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 1 1/2% above prime (increased to 2% effective July 31, 1999). As a result of the losses incurred for fiscal 1999, the Company was in technical default on several financial covenants under the line of credit agreement. The Company received from the bank a waiver of the default and also an extension of the line through July 31, 2000.

In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000. No amounts have been drawn under this line.

Under the terms of the NeST Development Agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. On April 3, 1999, the Company issued 4,170,806 warrants to purchase common stock at an exercise price of $.01 per share as payment for $670,000 owed NeST for services performed from November 1998 through April 3, 1999. NeST cost of development services for the first quarter of fiscal 2000 totaled $437,000 which has been reflected as a current liability.

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

As previously described, the Company was required to undertake a significant upgrade to its software products during fiscal 1999 which impacted its ability to attract new customers and increase revenues sufficient to cover the operating costs of the business. The new software product platform has been introduced in the first quarter of fiscal 2000 and the Company has re-focused its marketing efforts in an attempt to expand its revenue base.

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

Capital expenditures totaled $14,000 in the first quarter of fiscal 2000 and $10,000 in comparable period in fiscal 1999 which included capital leases, computers, manufacturing assembly and test equipment and facility related improvements and fixtures.

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

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

                                      AM COMMUNICATIONS, INC.
                                                   (Registrant)


Date:    August 17, 1999              By:  /s/ Keith D. Schneck
       -----------------                 --------------------------------------
                                          Keith D. Schneck
                                          President and Chief Financial Officer