Form 10-Q
period 1999-10-02
AM COMMUNICATIONS INC
filed 1999-11-16
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number: 0-9856
                        ------

                             AM COMMUNICATIONS, INC.
        ----------------------------------------------------------------
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

                                 (215) 538-8700
                           --------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

On October 29, 1999, there were 32,345,596 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED OCTOBER 2, 1999

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
-------------------------------                                         --------

Item 1. Financial Statements

        Balance Sheets - October 2 (Unaudited) and
        April 3, 1999                                                    3

        Statements of Operations - Quarters and Six Months Ended
        October 2, 1999 and September 26, 1998 (Unaudited)               4

        Statements of Cash Flows -- Six Months Ended
        October 2, 1999 and September 26, 1998 (Unaudited)               5

        Notes to Financial Statements                                    6, 7

Item 2. Management's Discussion and Analysis of Operations               8 - 13


PART II.  OTHER INFORMATION
---------------------------

Item 2.   Changes in Securities and Use of Proceeds                      13

Item 5.   Other Information                                              14

Item 6.   Exhibits and Reports on Form 8-K                               14 - 15

Item 1.  Financial Statements
-----------------------------
                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                       October 2,         April 3,
                                                                          1999              1999
                                                                    --------------      -------------
ASSETS                                                               (Unaudited)
Current Assets:
   Cash                                                            $        20,000     $       24,000
   Accounts Receivable, Net of Reserves of $221,000
      at October 2 and April 3, 1999                                     1,333,000          1,489,000
   Due from Affiliates                                                     218,000             42,000
   Inventory                                                             1,382,000          1,218,000
   Prepaid Expenses and Other                                               57,000             43,000
                                                                   ---------------     --------------
      Total Current Assets                                               3,010,000          2,816,000

   Equipment and Fixtures, Net                                             261,000            396,000
   Other Assets                                                             18,000             16,000
                                                                   ---------------     --------------
   Total Assets                                                    $     3,289,000     $    3,228,000
                                                                   ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                    $         9,000     $       38,000
   Current Portion of Notes Payable                                         30,000             30,000
   Bank Line of Credit                                                     750,000            625,000
   Accounts Payable                                                        890,000          1,163,000
   Accrued Expenses                                                        982,000            889,000
                                                                   ---------------     --------------
      Total Current Liabilities                                          2,661,000          2,745,000
                                                                   ---------------     --------------

Capital Lease Obligations - Long Term                                        4,000                ---
Notes Payable - Long Term                                                  120,000            120,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at
   October 2 and April 3, 1999                                           2,583,000          2,583,000
                                                                   ---------------     --------------

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized 50,000,000
   Shares at October 2 and April 3, 1999; Issued
   and Outstanding 32,345,596 Shares at October 2
   and 31,072,296 Shares at April 3, 1999                                3,235,000          3,107,000
Capital in Excess of Par                                                32,842,000         31,981,000
Accumulated Deficit                                                    (38,156,000)       (37,308,000)
                                                                   ----------------    --------------
   Stockholders' Equity (Deficit)                                       (2,079,000)        (2,220,000)
                                                                   ----------------    --------------
Total Liabilities and Stockholders' Equity                         $     3,289,000     $    3,228,000
                                                                   ===============     ==============

                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                   Six Months Ended
                                                October 2,      September 26,       October 2,        September 26,
                                                    1999            1998                1999              1998
                                             --------------     -------------      -------------     ---------------
Revenues                                     $    2,126,000     $   2,415,000      $   4,169,000     $    4,853,000

Cost and Expenses:
   Cost of Sales                                    966,000         1,500,000          2,032,000          2,775,000
   Selling, General and Administrative              639,000           610,000          1,272,000          1,359,000
   Research and Development                         791,000           912,000          1,678,000          1,952,000
                                             --------------     -------------      -------------     --------------

Operating Loss                                     (270,000)         (607,000)          (813,000)       (1,233,000)
Other Expense                                        19,000             2,000             35,000             1,000
                                             --------------     -------------      -------------     -------------

Loss Before Income Taxes                           (289,000)         (609,000)          (848,000)       (1,234,000)
                                             --------------     -------------      -------------     -------------

Net Loss                                     $     (289,000)     $   (609,000)    $    (848,000)    $   (1,234,000)
                                             ==============      ============     ==============    ==============

Basic Net Loss Per Share                     $        (0.01)     $      (0.02)    $       (0.03)    $        (0.04)
                                             ===============     ============     ==============    ==============

Diluted Net Loss Per Share                   $        (0.01)     $      (0.02)    $       (0.03)    $        (0.04)
                                             ===============     ============     ==============    ==============

Shares Used in Computation of Basic
   Net Loss Per Share                            32,270,000        31,072,000         31,739,000        31,072,000
                                             ==============        ==========      =============        ==========

Shares Used in Computation of Diluted
   Net Loss Per Share                            32,270,000        31,072,000         31,739,000         31,072,000
                                             ==============        ==========      =============         ==========







                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                   ----------------------------------
                                                                          October 2,    September 26,
                                                                            1999            1998
                                                                   -----------------    --------------
Cash Flows from Operating Activities:
   Net Loss                                                        $      (848,000)     $ (1,234,000)
   Adjustments to Reconcile Net Loss to
   Net Cash Provided By (Used in) Operating Activities:
     Warrants Issued to NeST for Services                                  773,000              ---
     Depreciation and Amortization                                         164,000           241,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                                 156,000           144,000
       Due from Affiliates                                                (176,000)             ---
       Inventory                                                          (164,000)          425,000
       Prepaid Expenses and Other                                          (15,000)          (19,000)
       Accounts Payable                                                   (273,000)           79,000
       Advances                                                              ---            (194,000)
       Accrued and Other Expenses                                           93,000           (26,000)
                                                                   ---------------      ------------
Net Cash Used In Operating Activities                                     (290,000)         (584,000)
                                                                   ---------------      ------------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                             (24,000)          (23,000)
                                                                   ---------------      ------------
Net Cash Used In Investing Activities                                      (24,000)          (23,000)
                                                                   ---------------      ------------

Cash Flows from Financing Activities:
   Proceeds from Borrowings on Bank Line of Credit                         125,000              ---
   Proceeds from Note Payable                                                ---             135,000
   Exercise of Stock Options                                               191,000               ---
   Issuance of Warrants                                                     25,000               ---
   Payments Under Capital Lease Obligations                                (31,000)          (72,000)
                                                                   ---------------      ------------
Net Cash Provided By Financing Activities                                  310,000            63,000
                                                                   ---------------      ------------

Net Decrease In Cash                                                        (4,000)         (544,000)
Cash:
   Beginning                                                                24,000           710,000
                                                                   ---------------      ------------
   Ending                                                          $        20,000      $    166,000
                                                                   ===============      ============

Interest Paid                                                      $        38,000      $      8,000
                                                                   ===============      ============
Income Taxes Paid                                                  $         2,000      $       ---
                                                                   ===============      ============

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                         $         6,000      $
                                                                   ===============      ============



                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             As of October 2, 1999 and for the 26 Week Periods Ended
                     October 2, 1999 and September 26, 1998


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of October 2, 1999 and the related Statements of Operations and Statements of Cash Flows for the quarters and six months ended October 2, 1999 and September 26, 1998 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                                           October 2,             April 3,
                                                               1999                 1999
                                                        ---------------       ---------------
                                                          (Unaudited)
2.   Inventory Comprises:
       Raw Material                                     $     2,038,000       $     1,940,000
       Work in Process                                          664,000               595,000
       Finished Goods                                           180,000               183,000
                                                        ---------------       ---------------
                                                              2,882,000             2,718,000
       Inventory Reserves                                    (1,500,000)           (1,500,000)
                                                        ----------------      ---------------
       Net Inventory                                    $     1,382,000       $     1,218,000
                                                        ===============       ===============

3.   Accrued Expenses Comprise:
       Accrued Compensation                             $       342,000        $      341,000
       Accrued Contracted Services                               47,000                 ---
       Accrued Commissions                                       11,000                 ---
       Accrued Trade Show Costs                                  25,000                 ---
       Accrued Rent                                             170,000               180,000
       Accrued Real Estate Taxes                                 67,000                41,000
       Warranty Reserve                                         203,000               203,000
       Accrued Income Taxes                                       ---                   2,000
       Accrued Professional Fees                                 41,000                63,000
       Other                                                     76,000                59,000
                                                        ---------------       ---------------
                                                        $       982,000       $       889,000
                                                        ===============       ===============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:

                                                                         Six Months Ended
                                                                         ----------------
                                                                   October 2,     September 26,
                                                                      1999          1998
                                                                  -----------     ------------
     Current Income Taxes                                         $   ---         $    ---
     Deferred Income Taxes                                           (352,000)        (508,000)
     Change in Valuation Allowance                                    352,000          508,000
                                                                  -----------     ------------
     Net                                                          $   ---         $    ---
                                                                  ===========     ============

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                                         Six Months Ended
                                                                   October 2,     September 26,
                                                                     1999             1998
                                                                  -----------     ------------
     Federal Income Tax Provision (Benefit) at
        Statutory Rate                                            $  (288,000)       $(420,000)
     State Income Taxes, Net of Federal Benefit                       (56,000)         (80,000)
     Research and Development Credits                                 (10,000)         (10,000)
     Permanent Differences                                              2,000            2,000
     Change in Valuation Allowance                                    352,000          508,000
     Other                                                            ---              ---
                                                                  -----------     ------------
     Income Tax Provision                                         $   ---         $    ---
                                                                  ===========     ============


     The components of the net deferred tax asset as of October 2 and April 3 were as follows:

                                                                   October 2,       April 3,
                                                                      1999           1999
                                                                  -----------     ------------
     Deferred Tax Items:
       Inventory                                                 $    609,000     $    609,000
       Accrued Expenses and Reserves                                  373,000          379,000
       Net Operating Loss Carryforwards                             9,159,000        8,811,000
       Tax Credit Carryforwards                                       832,000          822,000
       Valuation Allowance                                        (10,973,000)     (10,621,000)
                                                                  -----------     ------------
       Net Deferred Tax Assets                                   $    ---         $    ---
                                                                  ===========     ============

       The Company has total net operating loss carryforwards available to offset future taxable income of approximately $26 million expiring at various times from 2000 to 2014. Due to certain statutory limitations under Internal Revenue Code, a portion of such carryforwards may expire unutilized.

Item 2.Management's Discussion and Analysis of Operations

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

General
     The Company is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. As disclosed in the Company's Form 10-KSB for the fiscal year ended April 3, 1999, the Company experienced a significant downturn in its business during fiscal 1999, and undertook several major organizational changes including entering into a strategic development and manufacturing relationship with Network Systems & Technologies (P) Ltd. (NeST), under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. Using the expanded NeST engineering resources, the Company undertook an aggressive development program to upgrade its software and certain hardware products. The Company also elected a new Chairman, Mr. Javad Hassan, who also is the Chairman, CEO and majority shareholder of NeST. Through certain contractual agreements associated with Mr. Hassan becoming Chairman and the NeST ownership, Mr. Hassan controls the voting of 14,391,837 shares of the Company's Common Stock presently owned by the Company's majority shareholder, Alvin Hoffman and has rights to acquire an additional 11,660,054 shares through the exercise of stock options and warrants.

     The Company believes the actions taken during fiscal 1999 improved the Company's ability to compete and the Company is presently undertaking an aggressive marketing and sales effort to re-establish its market position and return to profitability. During the second quarter of fiscal 2000, the Company commenced shipment of its new Omni2000 software platform, Omni2000 Ingress Management System, and several cost reduced hardware products. Initial market reaction to these products has been favorable and the Company's future success depends, in large part, on the successful market acceptance of these new products.

Results of Operations
Quarter 2 Fiscal 2000 vs. Fiscal 1999
                                               Quarter 2              Quarter 2
                                              Fiscal 2000            Fiscal 1999
                                              -----------            -----------
Revenues                                         100.0%                 100.0%

Cost of Sales                                     45.4                   62.1
Selling, General and Administrative               30.1                   25.3
Research and Development                          37.2                   37.8
                                                  ------                 ----

Operating Loss                                   (12.7)                 (25.2)

Revenues

     Revenues were $2.1 million and $4.2 million for the second quarter and first six months of fiscal 2000 ended October 2, 1999, representing a 12% and 14% decline, respectively, compared to the prior year periods. The decline in revenues is due to low levels of new account activity as the Company has been focusing on completion of its new Omni2000 software platform and other related products to improve its competitive position. These products commenced shipment in September 1999. The Company has expanded its selling efforts to identify new opportunities and believes that its competitive position improved. However, the success of the new products is subject to the risks and uncertainties inherent during the sales cycle in closing new business. The Company continues to maintain key strategic OEM relationships with General Instrument, Philips, and Scientific-Atlanta. Backlog was $2.1 million at October 2, 1999 and $1.6 million at September 26, 1998. Subsequent to the quarter end, the Company has experienced an increase in backlog to over $3 million, reflecting positive results of the new products and strategy.

     Development and software revenues totaled $358,000 and $239,000 in the second quarter of fiscal 2000 and 1999, respectively, and $620,000 and $724,000 in the first six months of fiscal 2000 and 1999, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales
     Costs of sales include all manufacturing costs of the Company's hardware products. Cost of sales represented 45.4% of revenues in the second quarter of fiscal 2000 compared to 62.1% in the second quarter of fiscal 1999 and 48.7% and 57.2% in the first six months of fiscal 2000 and 1999, respectively. The decrease in cost of sales percentage is due to manufacturing cost reductions resulting from the Company's transition of manufacturing to a NeST related off-shore manufacturing operation, the introduction of several cost reduced hardware products and a change in the mix of products. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative

     Selling, general and administrative (S, G & A) expenses were $639,000 and $610,000 in the second quarter of fiscal 2000 and fiscal 1999, respectively, and $1.3 million and $1.4 million for the first six months of fiscal 2000 and 1999, respectively. Expenses in sales and marketing have increased as the Company has added to its direct sales and application engineering staff to support the new product introductions. Offsetting this has been a decline in administrative expenses as the Company is performing certain administrative functions for NeST in return for a fee.

Research and Development
     Research and development expense totaled approximately $791,000 and $1.7 million in the second quarter and first six months of fiscal 2000 compared to $912,000 and $2.0 million reported in the comparable periods a year ago. The declines in research and development spending during fiscal 2000 have resulted from improved productivity from the NeST development team as they have gained experience in working with the Company's technology and products.

     The Company was previously limited in its access to development resources which has negatively impacted its competitive position. As a result of the NeST partnership announced in November 1998, the Company has significantly increased the number of engineering staff members working on Company projects and has released new products in the second quarter of fiscal 2000, including its new Omni2000 software platform, Omni2000 Ingress Management System, a new lower cost master control unit, and several new transponders.

     The Company has the option of paying for development services provided by NeST in cash or warrants to purchase shares of the Company's stock. NeST expenses incurred during the second quarter and six months ended October 2, 1999 were $383,000 and $820,000, respectively, and have been paid by the issuance of warrants to purchase 2,489,248 shares of the Company's Common Stock, The warrants are exercisable at $0.01 per share, subject to the application of certain anti-dilution provisions set forth in the warrants, on or before April 3, 2004.

Operating Income (Loss)

     The Company experienced operating losses of $270,000 and $813,000 for the second quarter and first six months of fiscal 2000, respectively, compared to losses of $607,000 and $1.2 million, respectively, in the comparable prior year periods. The reduction in operating losses is a result of reduced operating costs, including product costs and research and development. This reduction in operating costs is primarily attributable to the cost savings achieved from the Company's strategic relationship with NeST. While the Company has operated at a loss for the most recent second quarter, the Company's focus for the remainder of this fiscal year is to increase revenues from the introduction of its new platform products and to return to profitability.

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

Liquidity and Capital Resources

     The Company has financed its operating losses through reductions in cash, accounts receivables and inventory, an increase in accounts payables, drawdowns on its line of credit and the payment of NeST development expenses through the issuance of warrants.

     As of October 2, 1999, the Company's cash totaled $20,000 and outstanding borrowings under its bank line of credit was $750,000 compared to $24,000 and $625,000, respectively at April 3, 1999. The Company's line of credit is limited to $750,000 and borrowings are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. As of October 2, 1999, the Company's working capital totaled $349,000. The Company is in technical default of the bank line of credit agreement which requires $500,000 minimum working capital and is presently working with the financial lender to amend certain of the financial covenants.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000. No amounts have been drawn under this line.

     Under the terms of the NeST Development Agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. As of October 2, 1999, the Company issued 2,489,248 warrants to purchase common stock at an exercise price of $.01 per share as payment for $820,000 owed NeST for services performed from April 4, 1999 through October 2, 1999.

     The Company has undertaken several restructuring actions during fiscal 1999 and during the first two quarters of fiscal 2000, which are designed to reduce operating cash expenses. The Company expects to continue to utilize the NeST technology resources in India for a substantial portion of its development efforts, which is expected to allow the Company to reduce its overall expenses for research and development and provide flexibility in payment of services through the issuance of warrants or payment in cash, at the Company's option.

     During the last quarter of fiscal 1999, the Company began the transfer of a substantial portion of its manufacturing operations to a NeST associated company located in India. The use of NeST manufacturing operations has reduced the Company's manufacturing costs and overhead expenses. The Company will continue to manage and provide technical support to the NeST manufacturing operations from its facility in Quakertown.

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

     As previously described, the Company was required to undertake a significant upgrade to its software products during fiscal 1999 and fiscal 2000 which impacted its ability to attract new customers and increase revenues sufficient to cover the operating costs of the business. The new software product platform has commenced shipment in the second quarter of fiscal 2000 and the Company has re-focused its marketing efforts in an attempt to expand its revenue base.

     The Company believes its present operating structure has reduced its cash operating requirements to a level which can be supported under the Company's present revenue levels. It is the Company's goal to increase revenue levels through successful marketing of its upgraded product offerings during fiscal 2000. During the first six months of fiscal 2000, the Company expanded its marketing efforts by replacing and adding to its sales and technical support staff and launched an aggressive marketing program. The Company believes that existing cash, available lending lines, and the ability to pay for NeST development services in cash or warrants will provide sufficient liquidity to support operations through the next fiscal year. However, should operating losses continue beyond levels which can be supported, the Company would expect to implement further actions to reduce expenses or raise additional capital to enable continued execution of its strategy. There can be no assurance that additional capital can be raised under acceptable terms.

     Capital expenditures totaled $30,000 in the first six months of fiscal 2000 and $23,000 in the comparable period in fiscal 1999 which included capital leases, computers, manufacturing assembly and test equipment, and facility related improvements and fixtures.

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

     The Company has determined that its internal reporting system will not properly utilize dates beyond December 31, 1999. A plan has been initiated to implement a replacement software system. Management expects this software system will be installed and fully operational during 1999. The anticipated cost of this project is $150,000, of which $10,000 has been expensed to date.

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


                           PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

     On October 2, 1999, the Company issued warrants to purchase 2,489,248 shares of the Company's Common Stock (the "Warrants") to Network Systems & Technologies (P) Ltd. ("NeST"). The Warrants were issued by the Company in exchange for certain development services in the amount of $820,000 provided by NeST to the Company during the six month period ended on October 2, 1999. The Warrants entitle the holder(s) thereof to purchase the indicated number of shares of the Company's Common Stock at a price of $0.01 per share, subject to the application of certain anti-dilution provisions set forth in the Warrants, on or before April 3, 2004.

     The Warrants were issued by the Company in reliance upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. The Warrants were issued only to NeST, as compensation for services provided by NeST to the Company. No offer of the securities was made by the Company to any other person.

     Item 5.  Other Information

     Stockholder proposals intended to be considered at the 2000 Annual Meeting of Stockholders and which the proponent would like to have included in the proxy materials distributed by the Company in connection with such meeting, pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), must be received at the principal executive offices of the Company no later than 120 calendar days in advance of the date in 2000 corresponding to the date in 1999 on which the Company's proxy materials were first mailed to the Company's stockholders in connection with the Company's 1999 Annual Meeting of Stockholders. Such proposals may be included in next year's proxy materials if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission.

     Stockholder proposals intended to be considered at the 2000 Annual Meeting of Stockholders and for which the proponent does not intend to seek inclusion of the proposal in the proxy materials to be distributed by the Company in connection with such meeting, must be received at the principal executive offices of the Company no later than forty-five calendar days prior to the date in 2000 corresponding to the date in 1999 on which the Company's proxy materials for the Company's 1999 Annual Meeting of Stockholders were first mailed to the Company's stockholders. Any stockholder proposal received after such date will not be considered to be timely submitted for purposes of the discretionary voting provisions of Rule 14a-4 promulgated under the 1934 Act. In accordance with Rule 14a-4(c), the holders of proxies solicited by the Board of Directors of the Company in connection with the Company's 2000 Annual Meeting of

Stockholders may vote such proxies in their discretion on certain matters as more fully described in such Rule, including without limitation on any matter coming before the meeting as to which the Company does not have notice on or before the forty-fifth calendar day preceding the date in 2000 corresponding to the date in 1999 on which the Company's proxy materials for the Company's 1999 Annual Meeting of Stockholders were first mailed to the Company's stockholders.

     Item 6.  Exhibits and Reports on Form 8-K

     (a)(1)   Exhibits
              See end of exhibit list for footnote references indicated by asterisks.

                  *3-a. (3.1) Restated Certificate of Incorporation of
                        Registrant.

                  *3-b. (3.2) Amended By-Laws of Registrant.

                  *4-a. (4.1) Specimen of Common Stock Certificate, par value
                        $.10 per share.

                    4-b Warrant issued to NeST.

                ****9-a Voting Trust and Share Participation Agreement (Exhibit
                        9.1)

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

              ****10-f.  1999 Stock Option Plan.

                  10-g. Line of Credit Commitment Letter with Progress Bank
                        dated June 29, 1999.

              ****10-h. Services Agreement between the Company and Jay Hassan
                        (Exhibit 10.1)

              ****10-i. Consulting Services Agreement between the Company and
                        NeST.  (Exhibit 10.2)

                    27. Financial Data Schedule

                      * Incorporated by reference to the Exhibit with the number indicated in Registrant's Registration Statement on Form S-1, File No. 33-10163.

                     ** Incorporated by reference to the Exhibit number
                        indicated in Annual Report on Form 10-K for the fiscal year ended March 28, 1992.

                    *** Incorporated by reference to the Exhibit number
                        indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 30, 1996.

                   **** Incorporated by reference to the Exhibit number
                        indicated in Registrant's Report on Form 8-K dated November 9, 1998.

                   **** Incorporated by reference to the Exhibit number
                        indicated in Registrant's Report on 10-KSB for the fiscal year ended April 3, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AM COMMUNICATIONS, INC.
                                                (Registrant)


Date:  November 15, 1999                   By: /s/ Keith D. Schneck
      --------------------------           ------------------------------------
                                           Keith D. Schneck
                                           President and Chief Financial Officer