Form 10QSB
period 2000-01-01
AM COMMUNICATIONS INC
filed 2000-02-15
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856


                             AM COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                 23-1922958
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 Commerce Boulevard, Quakertown, Pennsylvania              18951-2237
------------------------------------------------              ----------
   (Address of principal executive offices)                    (Zip Code)

                                 (215) 538-8700
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

On February 9, 2000, there were 32,477,657 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED JANUARY 1, 2000

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                PAGE NO.

Item 1.    Financial Statements

           Balance Sheets - January 1, 2000 (Unaudited) and April 3, 1999              3

           Statements of Operations -- Three Month Periods and Nine Month              4
           Periods Ended January 1, 2000 and December 26, 1998,
           (Unaudited)

           Statements of Cash Flows -- Nine Months Ended and January 1,
           2000 and December 26, 1998 (Unaudited)                                      5

           Notes to Financial Statements                                            6, 7

Item 2.    Management's Discussion and Analysis of Operations                     8 - 13



PART II.   OTHER INFORMATION

Item 2.    Changes in Securities & Use of Proceeds                                    13

Item 6.    Exhibits and Reports on Form 8-K                                      13 - 14





Item 1.    Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                      January 1,       April 3,
                                                                         2000            1999
                                                                    ------------    ------------
ASSETS                                                                               (Unaudited)
Current Assets:
   Cash                                                             $      6,000    $     24,000
   Accounts Receivable, Net of Reserves of $217,000 and
      $221,000 at January 1, 2000 and April 3, 1999, respectively      2,269,000       1,489,000
   Due from Affiliates                                                   226,000          42,000
   Inventory                                                           1,234,000       1,218,000
        Prepaid Expenses and Other                                        69,000          43,000
                                                                    ------------    ------------
      Total Current Assets                                             3,804,000       2,816,000

   Equipment and Fixtures, Net                                           226,000         396,000
   Other Assets                                                           54,000          16,000
                                                                    ------------    ------------
   Total Assets                                                     $  4,084,000    $  3,228,000
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                     $      5,000    $     38,000
   Current Portion of Notes Payable                                       30,000          30,000
   Bank Line of Credit                                                   750,000         625,000
   Accounts Payable                                                    1,470,000       1,163,000
   Advances                                                              151,000            --
   Accrued Expenses                                                    1,050,000         889,000
                                                                    ------------    ------------
      Total Current Liabilities                                        3,456,000       2,745,000
                                                                    ------------    ------------

Capital Lease Obligations - Long Term                                      3,000            --
Notes Payable - Long Term                                                120,000         120,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares; Issued
   and Outstanding 25,825 Shares at January 1, 2000 and
   April 3, 1999                                                       2,583,000       2,583,000
                                                                    ------------    ------------

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized 50,000,000
   Shares at January 1, 2000 and April 3, 1999; Issued
   and Outstanding 32,387,596 Shares at January 1, 2000
   and 31,072,296 at April 3, 1999                                     3,239,000       3,107,000
Capital in Excess of Par                                              33,239,000      31,981,000
Accumulated Deficit                                                  (38,556,000     (37,308,000)
                                                                    ------------    ------------
   Stockholders' Equity (Deficit)                                     (2,078,000      (2,220,000)
                                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                          $  4,084,000    $  3,228,000
                                                                    ============    ============



                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                              STATEMENTS OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                    Nine Months Ended
                                             -------------------------------     -------------------------------
                                                January 1,      December 26,        January 1,       December 26,
                                                   2000             1998               2000             1998
                                             --------------     ------------      -------------    --------------


Revenues                                     $    2,669,000     $   2,099,000     $   6,838,000    $    6,953,000

Cost and Expenses:
   Cost of Sales                                  1,610,000         1,118,000         3,642,000         3,893,000
   Selling, General and Administrative              675,000           530,000         1,946,000         1,889,000
   Research and Development                         763,000         1,136,000         2,441,000         3,089,000
                                             --------------     ------------      -------------    --------------

Operating Loss                                     (379,000)         (685,000)       (1,191,000)       (1,918,000)
Other Expense                                       (22,000)           (4,000)          (57,000)           (6,000)
                                             --------------     ------------      -------------    --------------


Loss Before Income Taxes                           (401,000)         (689,000)       (1,248,000)       (1,924,000)
                                             --------------     ------------      -------------    --------------

Net Loss                                     $     (401,000)    $    (689,000)    $  (1,248,000)   $   (1,924,000)
                                             ==============     =============     =============    ==============

Basic Net Loss Per Share                     $        (0.01)    $       (0.02)    $       (0.04)   $        (0.06)
                                             ==============     =============     =============    ==============

Diluted Net Loss Per Share                   $        (0.01)    $       (0.02)    $       (0.04)   $        (0.06)
                                             ==============     =============     =============    ==============

Shares Used in Computation of Basic
 Net Loss Per Share                              32,367,000        31,072,000        31,948,000        31,072,000
                                             ==============     =============     =============    ==============

Shares Used in Computation of
 Diluted Net Loss Per Share                      32,367,000        31,072,000        31,948,000        31,072,000
                                             ==============     =============     =============    ==============






                        See Notes to Financial Statements

                            AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                --------------------------------
                                                                 January 1,          December 26,
                                                                    2000                 1998
                                                                -----------          -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                            $(1,248,000)       $   1,924,000)
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities:
     Warrants Issued to NeST for Services                         1,157,000                 --
     Depreciation and Amortization                                  228,000              339,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                         (780,000)             496,000
       Due from Affiliates                                         (184,000)                --
       Inventory                                                    (16,000)             544,000
       Prepaid Expenses and Other                                   (67,000)             (16,000)
       Accounts Payable                                             307,000             (173,000)
       Advances                                                     151,000             (194,000)
       Accrued and Other Expenses                                   161,000               88,000
                                                                -----------          -----------
Net Cash Used In Operating Activities                              (291,000)            (840,000)

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                      (49,000)             (31,000)
                                                                -----------          -----------
Net Cash Used In Investing Activities                               (49,000)             (31,000)

Cash Flows from Financing Activities:
   Proceeds from Borrowings Under Bank Line of Credit               125,000              250,000
   Proceeds from Note Payable                                          --                135,000
   Exercise of Stock Options                                        197,000                 --
   Issuance of Warrants                                              36,000                 --
   Payments Under Capital Lease Obligations                         (36,000)             (91,000)
                                                                -----------          -----------
Net Cash Provided By Financing Activities                           322,000              294,000

Net Decrease In Cash                                                (18,000)            (577,000)
Cash:
   Beginning                                                         24,000              710,000
                                                                -----------          -----------
   Ending                                                       $     6,000          $   133,000
                                                                ===========          ===========

Interest Paid                                                   $    59,000          $    13,000
                                                                ===========          ===========
Income Taxes Paid                                               $     2,000          $    19,000
                                                                ===========          ===========

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                      $     6,000          $      --
                                                                ===========          ===========


                        see Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
             As of January 1, 2000 and for the 39 Week Periods Ended
                      January 1, 2000 and December 26, 1998


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report. The Balance Sheet as of January 1, 2000 and the related Statements of Operations and Statements of Cash Flows for the quarters and nine months ended January 1, 2000 and December 26, 1998 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                             January 1,           April 3,
                                                2000                1999
                                          --------------       --------------
                                           (Unaudited)
2.   Inventory Comprises:
       Raw Material                       $    1,818,000       $    1,940,000
       Work in Process                           978,000              595,000
       Finished Goods                            147,000              183,000
                                          --------------       --------------
                                               2,943,000            2,718,000
       Inventory Reserves                     (1,709,000)          (1,500,000)
                                          ---------------      --------------
       Net Inventory                      $    1,234,000       $    1,218,000
                                          ==============       ==============

3.   Accrued Expenses Comprise:
       Accrued Compensation               $      389,000       $      341,000
       Accrued Contracted Services                74,000                  ---
       Accrued Trade Show Costs                    4,000                  ---
       Accrued Rent                              165,000              180,000
       Accrued Real Estate Taxes                  80,000               41,000
       Warranty Reserve                          203,000              203,000
       Accrued Income Taxes                          ---                2,000
       Accrued Professional Fees                  61,000               63,000
       Other                                      74,000               59,000
                                          --------------       --------------
                                          $    1,050,000       $      889,000
                                          ==============       ==============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:

                                                                      Nine Months Ended
                                                                     ------------------
                                                               January 1,         December 26,
                                                                  2000               1998
                                                            ----------------      -----------

              Current Income Taxes                          $         ---        $       ---
              Deferred Income Taxes                              (518,000)           (787,000)
              Change in Valuation Allowance                       518,000             787,000
                                                            -------------        ------------
              Net                                           $         ---        $      ---
                                                            =============        ============

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                                      Nine Months Ended
                                                                      -----------------
                                                              January 1,         December 26,
                                                                2000                 1998
                                                            -------------        ------------
Federal Income Tax Provision (Benefit) at
     Statutory Rate                                         $    (424,000)       $   (654,000)
State Income Taxes, Net of Federal Benefit                        (82,000)           (126,000)
Research and Development Credits                                  (15,000)            (10,000)
Permanent Differences                                               3,000               3,000
Change in Valuation Allowance                                     518,000             787,000
                                                            -------------        ------------
Income Tax Provision                                        $       ---          $       ---
                                                            =============        ============

     The components of the net deferred tax asset as of January 1, 2000 and April 3, 1999 were as follows:

                                                             January 1,             April 3,
                                                                 2000                 1999
                                                           --------------        --------------
Deferred Tax Items:
     Inventory                                             $      694,000         $     609,000
     Accrued Expenses and Reserves                                371,000               379,000
     Net Operating Loss Carryforwards                           9,237,000             8,811,000
     Tax Credit Carryforwards                                     837,000               822,000
     Valuation Allowance                                      (11,139,000)          (10,621,000)
                                                           --------------        --------------
     Net Deferred Tax Assets                               $       ---           $       ---
                                                           ==============        ==============

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $26.5 million expiring at various times from 2000 through 2014. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwards may expire unutilized.

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

General
     The Company is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. As disclosed in the Company's Form 10-KSB for the fiscal year ended April 3, 1999, the Company undertook several major organizational changes in November, 1999 in response to changing business conditions including entering into a strategic development and manufacturing relationship with Network Systems & Technologies (P) Ltd. (NeST), under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. Using the expanded NeST engineering resources, the Company undertook an aggressive development program to upgrade its software and certain hardware products. The Company elected a new Chairman, Mr. Javad K. Hassan, who is also the Chairman, CEO and majority shareholder of NeST. Through certain contractual agreements associated with Mr. Hassan becoming Chairman and his ownership of NeST, Mr. Hassan controls the voting of 14,391,837 shares of the Company's Common Stock presently owned by the Company's majority shareholder, Alvin Hoffman, and has rights to acquire an additional 12,862,334 shares through the exercise of stock options and warrants.

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

Results of Operations
Quarter 3 Fiscal 2000 vs. Fiscal 1999
                                             Quarter 3         Quarter 3
                                            Fiscal 2000       Fiscal 1999
                                            -----------       -----------
Revenues                                      100.0%            100.0%

Cost of Sales                                  60.3              53.2
Selling, General and Administrative            25.3              25.3
Research and Development                       28.6              54.1
                                               ----              ----

Operating Loss                                (14.2)            (32.6)

Revenues
     Revenues were $2.7 million and $6.8 million for the third quarter and first nine months of fiscal 2000 ended January 1, 2000, representing a 27% increase and 2% decline, respectively, compared to the prior year periods. The improvement in third quarter revenues is due to increased OEM account activity primarily related to new international business. The Company is experiencing an increase in its business levels as its new Omni2000 software platform and other related products commenced shipment in September 1999 which has improved its competitive position. The Company also has expanded its selling efforts to identify new opportunities. However, the success of the new products and increased selling efforts is subject to the risks and uncertainties inherent during the sales cycle in closing new business. The Company continues to maintain key strategic OEM relationships with General Instrument, Philips, and Scientific-Atlanta, and during the recent third quarter, established new relationships with BARCO and Wavetek, Wandel, Goltermann. Backlog was $3.9 million at January 1, 2000, up from $2.1 million at the end of the second quarter of fiscal 2000 and $1.4 million at December 26, 1998.

     Development and software revenues totaled $339,000 and $234,000 in the third quarter of fiscal years 2000 and 1999, respectively, and $960,000 and $959,000 in the first nine months of fiscal years 2000 and 1999, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales
     Costs of sales includes all manufacturing costs of the Company's hardware products. Cost of sales represented 60.3% of revenues in the third quarter of fiscal 2000 compared to 53.2% in the third quarter of fiscal 1999 and 53.3% and 56% in the first nine months of fiscal 2000 and fiscal 1999, respectively. The increase in cost of sales percentage in the third quarter of fiscal 2000 is due to an additional $450,000 charge to increase inventory reserves as a result of the Company's transition to an out-source manufacturing strategy with Nestronics which commenced January 2, 2000.

     During the fourth quarter of fiscal 2000, the Company will outsource all of its manufacturing requirements to a company called Nestronics. Nestronics provides complete turnkey electronic design and outsourcing services to third party customers, and is owned and controlled by the Company's Chairman, Mr. Javad K. Hassan. Under the terms of the relationship, the Company's staff responsible for managing the existing manufacturing operation were transferred to Nestronics effective January 2, 2000. In return, the Company received a commitment from Nestronics to manage and supply all the Company's manufacturing requirements for a three year period under agreed upon pricing. In addition, Nestronics will assume and credit the Company for the net book value of the Company's inventory as of January 2, 2000. The Company believes that such an outsourcing strategy will result in more efficient purchase of the Company's products and relieve its operation from the risk of incurring manufacturing inefficiencies associated with operating at fluctuating volume levels.

     The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
     Selling, general and administrative (S, G & A) expenses were $675,000 and $530,000 in the third quarter of fiscal 2000 and fiscal 1999, respectively, and approximately $2.0 million and $1.9 million for the first nine months of fiscal 2000 and fiscal 1999, respectively. Expenses in sales and marketing have increased as the Company has added to its direct sales and application engineering staff to support the new product introductions. Offsetting this has been a decline in administrative expenses as the Company is performing certain administrative functions for NeST in return for a management fee.

Research and Development
     Research and development expense totaled approximately $763,000 and $2.4 million in the third quarter and first nine months of fiscal 2000 compared to $1.1 million and $3.1 million reported in the comparable periods a year ago. The decline in research and development spending during fiscal 2000 has resulted from the transition to lower cost engineering services provided by the NeST development team.

     The Company has been limited in its access to development resources which has negatively impacted its competitive position. As a result of the NeST partnership announced in November 1998, the Company has significantly increased the number of engineering staff members working on Company projects and has released new products in the second quarter of fiscal 2000, including its new Omni2000 software platform, Omni2000 Ingress Management System, a new lower cost master control unit, and several new transponders.

     The Company has the option of paying for development services provided by NeST in cash or warrants to purchase shares of the Company's stock. NeST expenses incurred during the third quarter and nine months ended January 1, 2000 were $411,000 and $1.2 million, respectively, compared to $212,000 in the comparable periods a year ago. All NeST services related costs have been paid by the issuance of warrants to purchase the Company's Common Stock. The warrants are exercisable at $0.01 per share, subject to the application of certain anti-dilution provisions set forth in the warrants, on or before April 3, 2004.

Net Income (Loss)
     The Company experienced net losses of $401,000 and $1.2 million for the third quarter and first nine months of fiscal 2000, respectively, compared to losses of $689,000 and $1.9 million, respectively, in the comparable prior year periods. The reduction in net loss is a result of reduced operating costs, including product costs and research and development. This reduction in operating costs is primarily attributable to the cost savings achieved from the Company's transition to its strategic relationship with NeST. While the Company has operated at a loss for the most recent third quarter, the Company's focus for the remainder of this fiscal year is to increase revenues from the introduction of its new platform products and to return to profitability.

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

     As of January 1, 2000, the Company's cash totaled $6,000 and outstanding borrowings under its bank line of credit was $750,000 compared to $24,000 and $625,000, respectively at April 3, 1999. The Company's line of credit is limited to $750,000 and borrowings are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. As of January 1, 2000, the Company's working capital totaled $348,000. The Company is in technical default of the bank line of credit agreement which requires $500,000 minimum working capital and minimum tangible net worth of $175,000 and is presently working with the financial lender to amend certain of the financial covenants.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000. No amounts have been drawn under this line.

     Under the terms of the NeST Development Agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company issued 3,628,316 warrants to purchase common stock at an exercise price of $0.01 per share as payment for $1.2 million owed NeST for services performed from April 4, 1999 through January 1, 2000 and issued 4,234,018 shares as payment for $670,000 owed NeST for services performed from November 1998 through April 3, 1999. The Company anticipates that future NeST expenses occurring after January 1, 2000 will be paid in cash.

     The Company has undertaken several restructuring actions during fiscal 1999 and during the first three quarters of fiscal 2000, which are designed to reduce operating cash expenses. The Company expects to continue to utilize the NeST technology resources in India for a substantial portion of its development efforts, which is expected to allow the Company to reduce its overall expenses for research and development and provide flexibility in payment of services through the issuance of warrants or payment in cash, at the Company's option.

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

     The Company believes its present operating structure has reduced its cash operating requirements to a level which can be supported under the Company's present revenue levels. It is the Company's goal to increase revenue levels through successful marketing of its upgraded product offerings during fiscal 2000. During the first nine months of fiscal 2000, the Company expanded its marketing efforts by replacing and adding to its sales and technical support staff and launched an aggressive marketing program. The Company believes that existing cash and available lending lines will provide sufficient liquidity to support operations through the next fiscal year. However, should operating losses continue beyond levels which can be supported, the Company would expect to implement further actions to reduce expenses or raise additional capital to enable continued execution of its strategy. There can be no assurance that additional capital can be raised under acceptable terms.

     Capital expenditures totaled $55,000 in the first nine months of fiscal 2000 and $31,000 in the comparable period in fiscal 1999 which included capital leases, computers, manufacturing assembly and test equipment, and facility related improvements and fixtures.

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

     The Company's present internal reporting system has been modified to operate beyond December 31, 1999, however, a plan has been initiated to implement a replacement software system. Management expects this software system will be installed and fully operational during the first quarter of fiscal 2001. The anticipated cost of this project is $150,000, of which $75,000 has been incurred to date.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities
     On January 1, 2000, the Company issued warrants to purchase 1,139,068 shares of the Company's Common Stock (the "Warrants") to Network Systems & Technologies (P) Ltd. ("NeST"). The Warrants were issued by the Company in exchange for certain development services in the amount of $384,000 provided by NeST to the Company during the three month period ended on January 1, 2000. The Warrants entitle the holder(s) thereof to purchase the indicated number of shares of the Company's Common Stock at a price of $0.01 per share, subject to the application of certain anti-dilution provisions set forth in the Warrants, on or before April 3, 2004.

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

     (b) The Company filed a report on Form 8-K in October, 1999 reporting upon a change in the Company's independent certified accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AM COMMUNICATIONS, INC.
                                                    (Registrant)



Date:   February 15, 2000              By: /s/ Keith D. Schneck
       ------------------                  --------------------
                                           Keith D. Schneck
                                           President and Chief Financial Officer