Form 10KSB
period 2000-04-01
AM COMMUNICATIONS INC
filed 2000-07-11
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 1, 2000
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ___________ to ___________

Commission File Number:  0-9856

                             AM COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                    23-1922958
-------------------------------           ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Blvd, Quakertown, Pennsylvania                  18951-2237
--------------------------------------------                 ----------
  (Address of principal executive offices)                   (Zip Code)

Issuer's Telephone Number:  (215) 538-8700
                            --------------

Securities Registered Under Section 12(b) of the Act:

                                                     Name of Each Exchange
            Title of Each Class                       on Which Registered

                   None
--------------------------------------------       --------------------------

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
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]
     Issuer's revenues for fiscal year ended April 1, 2000 were $10,082,000.
     On June 7, 2000, the aggregate market value of Registrant's outstanding voting (Common) Stock held by non-affiliates, was approximately $16,332,897 (based on the average between the bid and the asked prices of such stock on that date).
     On June 7, 2000 there were 33,392,720 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

PART I

Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-KSB along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs of AM Communications (the Company) concerning future events. Such statements must be qualified by important factors that could cause actual results to differ materially from those achieved in the past or those expected by the Company. Those factors which specifically relate to the Company's business include: a history of operating losses including a significant reduction in revenue in fiscal 1999, rapid technological change along with the need to continually develop new products and gain customer acceptance, dependence on a relatively small total available market size, competition, dependence on key employees, dependence on a small number of large customers, whose demand for Company products are subject to substantial changes from year to year, and dependence on certain suppliers and reliance on NeST related operations for engineering and manufacturing services.

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

     In response to a significant loss of revenues during fiscal 1999 (see Item 6, Management's Discussion and Analysis of Operations), the Company undertook several major strategic actions during fiscal 1999 and fiscal 2000 which are summarized as follows:

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

     o On the same date, the Company entered into a strategic development and manufacturing agreement with Network Systems & Technologies (P) Ltd. (NeST (P) Ltd.). NeST (P) Ltd. is a technology company located in India which provides software and hardware design services and manufacturing services. NeST (P) Ltd. is controlled and managed by N. Jehangir, who is the brother of Mr. Jay Hassan. Mr. Hassan is the founder, CEO, and owner of NeST Technologies, Inc. a U.S. headquartered technology services company which provides and receives services to and from NeST (P) Ltd. Collectively these operations are referred to as NeST. The Company has the option to pay for NeST development services either in cash or through the issuance of warrants. During fiscal 1999, the Company issued 4,234,018 warrants to purchase AM Common Stock, at an exercise price of $.01 per share, in payment for $670,000 of NeST services from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock at an exercise price of $.01 per share in payment of $1,157,197 of NeST development services for the period from April 1999 through January 1, 2000. In addition, a total of $569,083 of NeST development expenses were incurred during fiscal 2000 of which $299,042 was paid in cash and $270,041 is reflected as a liability on the Company's balance sheet as of April 1, 2000. The warrants are presently exercisable and expire five years from the date of issuance.

     o During fiscal 1999, the Company reduced its staff at its Quakertown facility. This reduction was more than offset by an expanded design and manufacturing staff provided by NeST in India.

     o During the fourth quarter of fiscal 2000, the Company entered into an agreement with NeSTronix, to outsource all of its manufacturing requirements commencing January 1, 2000. NeSTronix provides complete turnkey electronic design and outsourcing services to third party customers, and is owned and controlled by the Company's Chairman, Mr. Javad K. Hassan. Under this relationship, the Company's existing manufacturing staff was transferred and became employees of NeSTronix as of January 2, 2000. In return, the Company received a long-term commitment from NeSTronix to manage and supply all of the Company's manufacturing requirements for a three year period with agreed upon pricing.

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

     Cable TV and broadband telecommunications systems have and continue to experience significant change. The cable TV industry is undergoing a trend toward consolidation as larger operators purchase systems from smaller operators. Cable TV operators are also developing plans to expand their revenue base by offering telephony services and other alternative video and multimedia services such as Internet access, video on demand, home shopping, interactive data services, distance learning, home monitoring, etc. The U.S. telephone (telco) industry has entered selected markets for video services using various technologies including HFC, wireless and existing telco infrastructure by building new communications networks capable of providing voice, video, and data services. Recent telecommunications legislation has further increased the competitive environment among service providers.

     The communications network conceived to be able to handle the range of voice, video and data being planned has been termed the "information superhighway". Both CATV operators and telephone providers desiring to provide video services recognize a need to upgrade their existing communications networks to provide two-way transmission and receipt of services in order to deliver the wide range of services planned. Status and performance monitoring products, as provided by the Company, have become a critical component to improve operating efficiencies and insure the reliability of the new communications networks. In response to this, the Company introduced in fiscal 1996 the OmniStat(TM) System, an advanced status monitoring system for broadband networks. In fiscal 2000 the Company introduced Omni2000TM which represents its latest generation of monitoring technology.

     Omni2000(TM) is a total integrated system comprised of hardware and software products designed to address the evolving need for standards based network management architectures and consists of 4 product categories:

1. Plant Equipment Monitoring Devices - These `transponder' units are installed inside monitored plant equipment, such as optic-electronic nodes, RF amplifiers, power supplies, and end-of-line monitors. The transponders measure and monitor various parameters and report the data back to a central software monitoring system.

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

Plant Equipment Monitoring Devices

     The Omni2000 Management System incorporates an advanced set of plant transponders based on AM's FlexStat(TM) platform. The FlexStat platform provides the following benefits:

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

Monitoring Control Units

     The Omni2000(TM) Headend Monitoring Control Unit (MCU) is a real-time data manager that is capable of managing thousands of transponder equipped devices in the outside plant as well as in the headend. Its key features include:

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

     The Company also markets its Scanning Ingress Monitor System (SIMS) of which the second generation unit was introduced in fiscal 2000. The SIMS module is a TAM based product, which monitors and analyzes the return RF spectrum from specific node areas. The Company continues to identify new types of plug-in monitoring modules for modulators, switching equipment, and other headend systems and will undertake new development efforts when market opportunities warrant such.

Network Monitoring Software System

     The Omni2000(TM) monitoring software is a multi-user, multi-tasking system that runs under either Windows 95 or Windows NT. Features include Topologer, a schematic-based display node that allows a user to view the status of regions, systems, head-ends and distribution networks. The system is designed specifically to address new market requirements for integrated, enterprise-wide network management systems and allows users to interface Omni2000(TM) to operation support systems and other third party software applications. The Company commenced shipment of its initial release of Omni based software in April 1996.

     In conjunction with the new strategic development relationship with NeST, the Company undertook a substantial development program, which resulted in the introduction in the first half of fiscal 2000 of the new Omni2000 software platform. The Omni2000 product has been designed as a modular software platform based upon Windows NT and standard Microsoft interfaces, and employs standard Microsoft development practices. This modular platform provides benefits such as easier and more efficient maintenance, improved stability, and ease of building optional modules for increased features and functionality including independent third-party add-on products. The Company began delivering this product during fiscal 2000.

     The Company's strategy has been to form close working relationships with the major OEM (original equipment manufacturer) CATV network suppliers and to develop customized monitors which meet the specific requirements, including size and performance characteristics, for each type of network equipment offered. The Company's system is generally inter-operable with most cable network distribution and transmission equipment. The Company believes it has the broadest monitoring product line in the monitoring industry. Omni2000 solutions are available for virtually every major brand of transmission equipment, including:

       o  ADC                                  o  Harmonic
       o  Alpha Technologies                   o  Kathrein
       o  Antec                                o  Lectro (Exide Electronics)
       o  Augat (Thomas & Betts)               o  Philips Broadband Networks
       o  Fuba Communication Systems           o  Power Guard
       o  Motorola (General Instrument)        o  Scientific-Atlanta
       o  Wavetek Wandel Goltermann            o  Barco

     In addition, several of the major network equipment suppliers have entered into OEM agreements with AM to private label the AM product. The Company currently has OEM agreements or provides OEM private label products to: Motorola (formerly General Instrument), Scientific-Atlanta and Philips Broadband Systems.

Quick STAT Plant Management System

     AM has leveraged the modularity of the Omni2000 platform to develop a cost-effective solution for monitoring small to medium size systems known as "QuickSTAT." QuickSTAT is a pre-packaged, economical hardware and software solution built into a client server PC station. The system components include:

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

Major Customers

     The Company's revenues in fiscal 2000 included two OEM customers who individually contributed 38% and 25% of the total revenues, respectively. In fiscal 1999, the two OEM customers contributed revenues of 29% and 22%, respectively and one domestic customer contributed 13% of revenues. No other customer contributed more than 10% of revenues in either year. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

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

Backlog

     At April 1, 2000, the Company's backlog of orders totaled $4.0 million as compared with a backlog of $1.9 million as of April 3, 1999. All orders in the backlog are expected to ship during fiscal 2001.

Marketing and Markets

     The Company sells its products directly to end user customers through its OEM relationships, through its direct sales force, and through independent sales representatives in selected international markets. During fiscal 1999, the Company reorganized its sales and marketing organization, which included the addition and replacement of direct sales and technical support staff. Promotional advertising and trade show participation also play a key role in increasing customer awareness and establishing brand recognition. Direct end user accounts are typically large cable television systems where considerable time and technical support are necessary to complete a sale and ensure proper installation and customer satisfaction. The complex nature of the Company's products necessitates close on-going marketing and technical engineering support for its direct end users, OEM partners, and representatives. This is accomplished, when possible, through telephone support, but during initial product demonstration, installation and subsequent after sale support, on site support by the Company's technical personnel is frequently required.

     The Company's marketing activity is also directed towards establishing strategic OEM relationships in which the OEM customer will purchase private label versions of the Company's products and include them as part of an integrated package to the OEMs' customers. The OEM strategy allows the Company to greatly expand its selling presence, particularly in the international markets. The Company also utilizes its OEM relationships to assist in defining new products. Direct end user customers and sales representatives generated 31% of the Company's sales, and OEM partnerships generated 76% of sales during fiscal 2000 compared to 37% and 63%, respectively in fiscal 1999.

Manufacturing and Supplies

     The Company purchases parts, components and subassemblies (some of which are designed by the Company) necessary for its products from various suppliers, primarily in the United States. These materials are then assembled by third party assembly vendors, into finished products which often are integrated with standard peripherals. The Company's operations also include extensive testing of its systems and components. The Company is ISO 9001 certified. The Company also develops the proprietary hardware (master control units) used to control various network systems, as well as the software (Omni2000) for such systems

     As part of the association with the NeST organization, the Company has entered into a manufacturing support arrangement in which a substantial portion of the Company's products are manufactured using a NeST associated sub-contractor assembly and test operation in India supplemented by use of third party assemblers in the United States and direct testing by AM staff. During the 4th quarter of fiscal 1999, a transition program was initiated which included transfer of equipment, inventory and product documentation and selected products were sourced from the Indian operation during fiscal 2000.

     During the fourth quarter of fiscal 2000, the Company entered into an agreement with NeSTronix, to outsource all of its manufacturing requirements commencing January 1, 2000. NeSTronix provides complete turnkey electronic design and outsourcing services to third party customers, and is owned and controlled by the Company's Chairman, Mr. Javad K. Hassan. Under this relationship, the Company's existing manufacturing staff was transferred and became employees of NeSTronix as of January 2, 2000. In return, the Company received a long-term commitment from NeSTronix to manage and supply all of the Company's manufacturing requirements for a three year period with agreed upon pricing. NeSTronix utilizes as its subcontractors the Indian based operation and other third party assemblers as previously described. The Company continues to purchase and hold title to all material purchases used in the manufacturing operations and consigns such to NeSTronix as required.

     The Company generally has multiple sources of supply for the various component parts, which it purchases and utilizes several sub-contact board assemblers. However, shortages or delayed deliveries of certain components are possible and could have an adverse effect on the Company's business. Recently the world wide industry demand for electronic components has increased which has created longer lead times for certain of the Company's components which has resulted in increased lead times for manufacturing. Continued shortages of components or production capacity constraints could negatively impact the Company's ability to meet its customer obligations or result in increased prices for components. During fiscal 2000, three vendors accounted for over 10% of the Company's purchases of component parts and assembly services as follows: 16%, 15% and 10%. During fiscal 1999, three vendors accounted for over 10% of the Company's purchases of component parts and assembly services as follows: 16%, 12% and 11%. In addition, any failure or default by NeST or NeSTronics could have a material adverse effect on the Company.

Product Development

     Certain areas of the Company's business involve complex systems, software, and electronics technology, which can undergo rapid technological change. The Company's ability to compete successfully in these areas will depend upon the continued refining and enhancing of its existing products and its development of new products.

     During fiscal 1999, the Company entered into a strategic development and manufacturing relationship with NeST, under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. The Company, using NeST resources, undertook a substantial program to upgrade its software platform during fiscal 1999. The new product, Omni2000, was introduced in the first half of fiscal 2000.

     The Company also has several new performance monitoring products and transponders under development which it believes are critical for improving its competitive position and the new generation of SIMS product was released during fiscal 2000.

     The Company currently maintains OEM agreements with or provides private label versions of its products to Motorola, Scientific-Atlanta (SA) and Philips Broadband Networks (Philips). Under these agreements, the Company generally designs customer specific versions of its monitoring products and allows OEMs to purchase private label versions of these products for resale. Development is undertaken pursuant to an agreement which may include funding of a portion of the development costs by the OEM. Revenue from custom development efforts specific to OEMs is recognized as contractual milestones are achieved. In certain instances, the Company may market the OEM specific products directly and pay the OEM a royalty. The OEM agreements do not require the purchase of any minimum quantity of product. The OEMs generally have rights to access the technology and manufacture the products provided by AM should AM default on the agreements.

     The Company continues to work towards establishing new OEM relationships as well as expanding existing relationships. Revenues from OEMs for research and development totaled $205,000 and $275,000 in fiscal 2000 and 1999, respectively.

     The Company's research and development costs totaled $3.3 million in fiscal 2000 and $3.9 million in fiscal 1999.

Competition

     The diversity of a provider's product lines, including compatibility with OEM distribution equipment, product features, software, equipment reliability, price, technical support and warranty terms, is the major competitive factor in the CATV network monitoring market. The network systems monitoring market is intensely competitive and the Company must continue to invest significant amounts in technology development to maintain or increase its market position. The Company substantially increased its spending in research and development and marketing beginning in fiscal 1997 and maintained this through fiscal 1999. The level of research and development spending dropped in fiscal 2000 as the Company transitioned to more cost effective development resources.

     The Company continues to identify product development needs in excess of its available development resources, which may negatively impact its competitive position. The Company's strategic development relationship with NeST, established during the third quarter of fiscal 1999, is expected to significantly expand the Company's technical resources to enable it to respond more quickly to market requirements.

     There are several competitors providing network monitoring systems to the CATV industry including the Company's major competitor Cheetah Technologies (formally Superior Electronics), a Florida-based company. In addition, other competitors include Tollgrade Communications and other OEM equipment providers to the CATV industry including C-Cor.Net, Harmonic, Barco and Wavetek Wandelman Goltermann. All the competitors have greater financial, marketing, and technical resources than the Company.

     The Company's family of status monitoring products is designed to be compatible with many brands of amplifiers and power supplies. This has enabled the Company to form business relationships with OEM suppliers who otherwise would have been competitors but who chose to replace their status monitoring equipment with a product developed by the Company.

     There can be no assurance that either existing or new competitors will not develop products or provide services that are more advanced than the Company's products or services or achieve greater market acceptance. Cable Labs, a CATV industry standards setting group, along with various OEM equipment and status monitoring providers and CATV operators, have formulated a committee to work to establish technical standards for status monitoring systems. The goal is to develop a set of public domain protocols for transponders and headend controllers so that monitoring products made by any manufacturer will work together within the same network. The Company expects that its Omni2000(TM) family of products will be field upgradeable, when these standards are finalized. However, the development of standards for status monitoring could result in additional competitors offering monitoring solutions or downward pressure on pricing and margins.

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

Employees

     As of June 7, 2000, the Company had 31 full-time employees including 9 in administration, 11 in marketing and sales, and 11 in engineering. Through the NeST strategic relationship, the Company has approximately 50 NeST design staff members working on AM programs. In addition, the Company utilizes contract employees and temporary employees to meet peak production demands or special project needs.

Relationships with Javad Hassan, NeST and Related Entities

     As described above, the Company undertook several strategic actions during fiscal 1999 and fiscal 2000 which included; (a) the election of Javad Hassan as Chairman, (b) the issuance to Mr. Hassan of a five million share option, (c) the execution of a voting trust agreement between the Company's majority shareholder which provides Mr. Hassan with voting control and participation in equity appreciation over 14,391,837 shares of the Company's Common Stock and, (d) entering into a strategic development and manufacturing agreement with NeST (P) Ltd. Keith Schneck, the Chief Financial Officer and a director of the Company, also provides advisory services to NeST Technologies, Inc. and Mr. Hassan as part of the Company's administration and support services charged by the Company.

     Under the terms of its development agreement with NeST, the Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's common Stock at an exercise price of $.01 per share in payment of $670,000 of NeST development services for the period from November 1998 through March 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's common Stock at an exercise price of $.01 per share in payment of $1,157,197 of NeST development services for the period from April 1999 through January 1, 2000. In addition, a total of $569,083 of NeST development expenses were incurred during fiscal 2000 of which $299,042 was paid in cash and $270,041 is reflected as a liability on the Company's balance sheet as of April1, 2000.

     The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During fiscal 2000, the Company received fees totaling $613,500 for such services. Should the level of services exceed planned levels, the parties will negotiate an increase in the fee.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. No amounts were borrowed under this line during fiscal 2000. The line expires December 31, 2001.

     Effective January 1, 2000, the Company entered into an agreement with NeSTronix whereby NeSTronix assumed all responsibility for the manufacture of the Company's hardware products. Company employees who were associated with the manufacturing of the Company's products became employees of NeSTronix and NeSTronix assumed financial responsibility for certain of the Company's inventory. NeSTronix agreed to provide the Company favorable fixed pricing for its hardware products in return for the transfer of manufacturing rights. NeSTronix is a newly formed entity providing outsource manufacturing services through its network of on-shore and India based electronic manufacturing operations. NeSTronix is owned by Javad K. Hassan, the Company's Chairman. NeSTronix was paid a total of $441,000 during fiscal 2000 for manufacturing services provided to the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on March 3, 2000. At such meeting, the following directors were elected:

                                                                  Abstentions
                                             Number of Votes      and Broker
                              For               Against            Non-Votes
----------------------------------------------------------------------------
R. Barry Borden            30,021,136             6,890             181,610
Jill A. Felix              30,021,136             6,890             181,610
Javad K. Hassan            30,020,871             7,155             181,610
Alvin Hoffman              30,020,786             7,240             181,610
Keith D. Schneck           30,021,121             6,905             181,610
Lemuel Tarshis             30,021,136             6,890             181,610

     In addition to the election of the foregoing directors, the shareholders of the Company approved the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000. The following is a tabulation of the votes cast at the meeting on such proposal:

                                                   Number of Votes
                                   For                Against           Abstain
                                -----------------------------------------------
                                29,879,066            317,720            18,050

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

     The Company's Common Stock is quoted on the OTC Bulletin Board of the NASD, Inc. under the symbol "AMCM." The following table sets forth the closing high and low bid information as supplied by the NASD market makers for each quarter within the Company's last two fiscal years. These bid quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                               Bid Quotations
                                               --------------
Fiscal Quarter                                  High     Low
--------------                                  ----     ---
     1999
     ----
         First Quarter                          .625     .219
         Second Quarter                         .328     .109
         Third Quarter                          .188     .125
         Fourth Quarter                         .188     .125

     2000
     ----
         First Quarter                          .375     .172
         Second Quarter                         .563     .188
         Third Quarter                          .531     .203
         Fourth Quarter                        3.563     .234

     As of June 7, 2000 there were approximately 898 holders of the Company's Common Stock.

     The Company has never declared nor paid any dividends on its Common Stock. The Board of Directors currently intends to retain any earning for use in the Company's business, and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

     On November 2, 1998, the Company entered into a Services Agreement with Javad (Jay) K. Hassan (the "Services Agreement"). Pursuant to the terms of the Services Agreement, the Company granted an option to Mr. Hassan to acquire 5,000,000 shares of the Company's Common Stock, at a per share exercise price of $0.156 (which is equal to the fair market value of the Company's common stock on the date the option was granted). The option is first exercisable on February 19, 2000, and expires on February 19, 2009. The option was issued by the Company in exchange for certain advisory and consulting services to be provided by Mr. Hassan to the Company. The option was issued by the Company to Mr. Hassan in reliance upon the exemption from registration provided for in Section 4 (2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

     On November 2, 1998, the Company also entered into a Strategic Development and Manufacturing Agreement with Network Systems & Technologies (P) Ltd. (NeST
(P) Ltd.). NeST (P) Ltd. is a technology company located in India which provides software and hardware design services and manufacturing services. NeST (P) Ltd. is controlled and managed by N. Jehangir, who is the brother of Mr. Jay Hassan. Mr. Hassan is the founder, CEO, and owner of NeST Technologies, Inc., a U.S. headquartered technology services company which provides and receives services to and from NeST (P) Ltd. Collectively these operations are referred to as NeST.

     Under the terms of the Strategic Development and Manufacturing Agreement, the Company on April 3, 1999 issued NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, as payment for $670,000 in development services provided by NeST to the Company for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's common Stock at an exercise price of $.01 per share in payment of $1,157,197 of NeST development services for the period from April 1999 through January 1, 2000.

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

Item 6. Management's Discussion and Analysis of Operations

     The following discussion should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Form 10-KSB.

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

     Also during fiscal 1999, the Company undertook several major organizational changes which are described in Item 1. Description of Business.

     During fiscal 1999, the Company incurred a substantial operating loss which was financed by a reduction in working capital and borrowings under the Company's line of credit and the payment of technology development costs by the issuance of warrants.

     During fiscal 2000, the Company experienced improvement in its operations as revenue levels increased due to the improved product set and expanded marketing activities. Operating costs decreased due to improved gross profit margins as a result of the transition to the NeST based manufacturing strategy and development spending declined due to the transition to more cost effective Indian based development resources. While the Company experienced an operating loss for the fiscal year 2000, it did achieve profitability in its fourth quarter of fiscal 2000.

Results of Operations
Fiscal 2000 vs. 1999
---------------------                     Fiscal 2000            Fiscal 1999
                                          -----------            -----------
Revenues                                     100.0%                 100.0%

Cost of Sales                                 50.5                   61.6
Selling, General and Administrative           27.0                   30.0
Research and Development                      32.7                   46.2
                                             -----                  -----

Operating Loss                               (10.2)                 (37.8)
Other Expense                                  (.9)                   (.3)
                                             -----                  -----

Loss Before Income Taxes                     (11.1)                 (38.1)
Income Tax Provision                            --                    (.3)
                                             -----                  -----
Net Loss                                     (11.1)%                (38.4)%
                                             =====                  =====

Revenues

     Revenues for the fiscal year ended April 1, 2000 were $10.1 million, representing a 11% increase compared to fiscal 1999 revenues. Revenues for the fiscal year ended April 3, 1999 were $9.1 million, representing a 46% decrease compared to fiscal 1998 revenues of $16.9 million. The decrease in revenues in fiscal 1999 was due to the cessation of programs involving two major customers which totaled approximately $8 million of revenues during the Company's 1998 fiscal year. The Company was limited during fiscal 1999 in its ability to replace these revenues with new customers as it was undertaking a major upgrade to its technology software platform which was not completed until the first quarter of fiscal 2000. During fiscal 2000, the Company's revenues began improving in the December and March quarters of fiscal 2000 due to the market acceptance of the new products and increased marketing and selling activities.

     OEM revenues were 76% of total revenues in fiscal 2000 compared to 63% in fiscal 1999. The Company maintains key strategic OEM relationships with Motorola, Philips and Scientific-Atlanta. The increase in OEM revenues in fiscal 2000 was due to OEM sales primarily into several large European accounts.

     The Company's revenues in fiscal 2000 included two OEM customers who individually contributed 38% and 25% of the total revenues, respectively. In fiscal 1999, these two OEM customers contributed revenues of 29% and 18%, respectively and one domestic customer contributed 15% of revenues. No other customer contributed more than 10% of revenues in either year. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     Development and software revenues totaled $3.3 million and $4.2 million in fiscal 2000 and 1999, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred. Development spending declined in fiscal 2000 due to the complete transition to more cost effective Indian based resources supplied under the NeST strategic development agreement.

Cost of Sales

     Costs of sales include manufacturing costs of the Company's hardware products. Cost of sales represented 59% of revenues in fiscal 2000 compared to 70% in fiscal 1999 (excluding non-hardware revenues of $1.4 million and $1.1 million in fiscal 2000 and 1999, respectively). The Company's gross product margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin. Cost of sales decreased as a percentage of revenues in fiscal 2000 due to reduced material component costs related to design of new products released in fiscal 2000 and lower manufacturing variances due to the transition to NeST and NeSTronix supplied turn-key manufacturing services during fiscal 2000.

Selling, General and Administrative

     Selling, general and administrative (S, G&A) expenses were approximately $2.7 million in fiscal 2000 and fiscal 1999 but included higher sales expenses in fiscal 2000 due to expanded activities in marketing the newly released products. General and administrative expenses declined in fiscal 2000 as the Company offset costs by billing other NeST companies for services provided to such entities. The Company expects to experience increased selling expenses but expects general and administrative expenses to remain at approximately the same levels during fiscal 2001.

Research and Development

     Research and development expense totaled $3.3 million for fiscal 2000 compared to $4.2 million in fiscal 1999. The Company continued to spend a significant amount on research and development during fiscal 2000 and 1999 which included expenditures relating to the Company's major development efforts to upgrade its software products and the transition to development resources in NeST. NeST development services totaled $1.7 million and $670,000 in fiscal 2000 and 1999, respectively. The Company expects research and development spending to increase in fiscal 2001 in response to increased customer demand for more advanced systems and software.

Operating Loss

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

     The Company experienced reduced operating losses in each of the first three quarters of fiscal 2000 and reported a profit in the fourth quarter of fiscal 2000, which resulted in a reduction in the net loss from $3.5 million in fiscal 1999 to $1.1 million in fiscal 2000. The improved operating results were due to increased revenues, reduced manufacturing costs and a decline in research and development spending as described above.

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

Liquidity and Capital Resources

     In fiscal 2000, the Company generated net cash of $55,000 compared to consuming cash of $686,000 in fiscal 1999.

     The Company financed its operating losses in fiscal 2000 primarily through increases in accounts payable, accrued expenses and issuance of warrants for NeST services. The Company financed its operating losses in fiscal 1999 through reductions in cash, accounts receivables and inventory, an increase in accounts payables, drawdowns on its line of credit and the payment of NeST development expenses through the issuance of warrants.

     During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over the next five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to 50% of the loan has been repaid.

     The Company's line of credit is limited to $750,000 which was fully borrowed and outstanding at April 1, 2000. Borrowings under the line are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. As a result of the losses incurred for fiscal 2000, the Company was in technical default on several financial covenants under the line of credit agreement. Subsequent to year-end, the Company received from the bank a waiver of the default and also an extension of the line through July 31, 2001.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000. No amounts were borrowed under this line during fiscal 2000.

     Under the terms of the NeST development agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's common Stock at an exercise price of $.01 per share in payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's common Stock at an exercise price of $.01 per share in payment of $1,157,197 of NeST development services for the period from April 1999 through January 1, 2000. In addition, a total of $569,083 of NeST development expenses were incurred during fiscal 2000 of which $299,042 was paid in cash and $270,041 is reflected as a liability on the Company's balance sheet as of April 1, 2000. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of 10 million total shares under the NeST agreement.

     The Company's restructuring actions taken during fiscal 1999 and 2000 reduced operating cash expenses. The Company expects to continue to utilize the NeST technology resources in India and NeSTronix for core development and manufacturing efforts and provide ongoing support services to NeST based businesses, which is expected to allow the Company to improve its operating cost structure. The Company began experiencing positive results from this strategy during fiscal 2000.

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

     Capital expenditures totaled $95,000 in fiscal 2000 and $77,000 in fiscal 1999 which included capital leases, computers, manufacturing assembly and test equipment and facility related improvements and fixtures.

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

     The Company has determined that its internal reporting system will not properly utilize dates beyond December 31, 1999. A plan has been initiated to implement a replacement software system. Management expects this software system will be installed and fully operational by July 1, 2000. The anticipated cost of this project is $150,000, of which $50,000 has been expensed to date.

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

Item 7.    Financial Statements




               Report of Independent Certified Public Accountants



Board of Directors
AM Communications, Inc.


We have audited the balance sheet of AM Communications, Inc. as of April 1, 2000, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AM Communications, Inc. as of and for the year ended April 3, 1999, were audited by other auditors whose report dated June 30,1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AM Communications, Inc. as of April 1, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP
Philadelphia, Pennsylvania
May 24, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
AM Communications, Inc.
Quakertown, Pennsylvania

We have audited the accompanying balance sheets of AM Communications, Inc. as of April 3, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AM Communications, Inc. as of April 3, 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



KPMG LLP
Philadelphia, Pennsylvania
June 30, 2000

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS


                                                    Fiscal Year Ended
                                              April 1,             April 3,
                                                2000                 1999
                                           ------------          ------------

Revenues                                   $ 10,082,000          $  9,069,000

Costs and Expenses:
   Cost of Sales                              5,087,000             5,587,000
   Selling, General and Administrative        2,722,000             2,716,000
   Research and Development                   3,303,000             4,192,000
                                            -----------          ------------

Operating Loss                               (1,030,000)           (3,426,000)
Other Expense                                   (91,000)              (26,000)
                                            -----------          ------------

Loss Before Income Taxes                     (1,121,000)           (3,452,000)
Income Tax Provision                                 --                28,000
                                            -----------          ------------

Net Loss                                   $ (1,121,000)         $ (3,480,000)
                                           ============          ============

Basic Net Loss Per Share                   $      (0.03)         $      (0.11)
                                           ============          ============

Diluted Net Loss Per Share                 $      (0.03)         $      (0.11)
                                           ============          ============

Shares Used in Computation of Basic
   Net Loss Per Share                        32,143,000            31,072,000
                                           ============          ============

Shares Used in Computation of
   Diluted Net Loss Per Share                32,143,000            31,072,000
                                           ============          ============

   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                            April 1,         April 3,
ASSETS                                                       2000              1999
                                                        -------------      -------------
Current Assets:
   Cash                                                 $      79,000      $      24,000
   Accounts Receivable, Net of Reserves
      of $199,000 - 2000 and $221,000 - 1999                2,439,000          1,489,000
   Due From Affiliate                                          52,000             42,000
   Inventory                                                1,694,000          1,218,000
   Prepaid Expenses and Other                                  79,000             43,000
                                                        --------------     -------------
         Total Current Assets                               4,343,000          2,816,000

Equipment and Fixtures, Net                                   216,000            396,000
Other Assets                                                   16,000             16,000
                                                        --------------     -------------
Total Assets                                            $   4,575,000      $   3,228,000
                                                        =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Current Portion of Capital Lease Obligations         $       2,000      $      38,000
   Current Portion of Notes Payable                            30,000             30,000
   Bank Line of Credit                                        750,000            625,000
   Accounts Payable                                         1,650,000          1,163,000
   Advances                                                   126,000                 --
   Accrued  Expenses                                        1,149,000            889,000
                                                        --------------     -------------
         Total Current Liabilities                          3,707,000          2,745,000
                                                        --------------     -------------

Capital Lease Obligations - Long Term                           3,000                 --
Notes Payable - Long Term                                      90,000            120,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares in 2000
   and 1999                                                 2,583,000          2,583,000
                                                        --------------     -------------

Commitments and Contingencies (Notes 7 and 12)
Stockholders' Deficiency:
   Common Stock, $.10 Par  Value, Authorized
      100,000,000 Shares in 2000 and
      50,000,000 Shares in 1999; Issued and
      Outstanding 33,335,090 Shares in 2000 and
      31,072,296 Shares in 1999.                            3,333,000          3,107,000
Capital in Excess of Par                                   33,288,000         31,981,000
Accumulated Deficit                                       (38,429,000)       (37,308,000)
                                                        --------------     -------------
      Stockholders' Deficiency                             (1,808,000)        (2,220,000)
                                                        --------------     -------------
Total Liabilities and Stockholders' Deficiency          $   4,575,000      $   3,228,000
                                                        =============      =============

   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Common Stock             Capital
                                                      ------------            in Excess     Accumulated
                                                Shares        Amount            of Par         Deficit
                                                ------        ------            ------      -----------
Balance, March 28, 1998                        31,072,296    $3,107,000      $31,269,000   $(33,828,000)
                                               ==========    ==========      ===========   ============

Issuance of Warrants                                   --            --          712,000             --

Net Loss for Year Ended
April 3, 1999                                          --            --               --     (3,480,000)
                                               ----------    ----------      -----------   ------------

Balance, April 3, 1999                         31,072,296    $3,107,000      $31,981,000   $(37,308,000)
                                               ==========    ==========      ===========   ============

Exercise of Incentive Stock Options             2,262,794       226,000          114,000             --

Issuance of Warrants                                   --            --        1,193,000             --

Net Loss for Year Ended
April 1, 2000                                          --            --               --     (1,121,000)
                                               ----------    ----------      -----------   ------------

Balance, April 1, 2000                         33,335,090    $3,333,000      $33,288,000   $(38,429,000)
                                               ==========    ==========      ===========   ============

   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               Fiscal Year Ended
                                                                         April 1,           April 3,
                                                                           2000              1999
                                                                       -----------        -----------
Cash Flows from Operating Activities:
   Net Loss                                                            $(1,121,000)       $(3,480,000)
   Adjustments to Reconcile Net Loss to
   Net Cash Used In Operating Activities:
      Warrants Issued to NeST for Services                               1,155,000            670,000
      Depreciation and Amortization                                        279,000            431,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                                              (950,000)           362,000
         Due from Affiliate                                                (10,000)           (42,000)
         Inventory                                                        (476,000)           855,000
         Prepaid Expenses and Other                                        (36,000)             7,000
         Accounts Payable                                                  487,000            172,000
         Advances                                                          126,000           (194,000)
         Accrued and Other Expenses                                        260,000            (98,000)
                                                                       -----------        -----------
Net Cash Used In Operating Activities                                     (286,000)        (1,317,000)

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                             (89,000)           (77,000)
                                                                       -----------        -----------
Net Cash Used In Investing Activities                                      (89,000)           (77,000)

Cash Flows from Financing Activities:
   Proceeds from Borrowings Under Bank Line of Credit                      125,000            625,000
   Proceeds from Note Payable                                                   --            150,000
   Exercise of Stock Options                                               340,000                 --
   Issuance of Warrants                                                     38,000             42,000
   Payments on Note Payable                                                (30,000)                --
   Payments Under Capital Lease Obligations                                (39,000)          (109,000)
                                                                       -----------        -----------
Net Cash Provided By Financing Activities                                  434,000            708,000

Net Increase (Decrease) In Cash                                             55,000           (686,000)
Cash:
   Beginning                                                                24,000            710,000
                                                                       -----------        -----------
   Ending                                                              $    79,000        $    24,000
                                                                       ===========        ===========

Interest Paid                                                          $    95,000        $    33,000
                                                                       ===========        ===========
Income Taxes Paid (Refunded)                                           $        --        $   (27,000)
                                                                       ===========        ===========

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                             $     6,000        $        --
                                                                       ===========        ===========

   The Accompanying Notes are an Integral Part of these Financial Statements.

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

Fiscal Year

     The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ending April 1, 2000 and April 3, 1999 included 52 weeks and 53 weeks, respectively.

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

Intangibles

     Intangibles include goodwill and the costs associated with the acquisition of patents and fees for the successful defense of patents. Patents are being provided on a straight-line basis, over their estimated useful lives of five years. Costs related to unsuccessful patents or patents relating to products no longer manufactured are written off. As of April 1, 2000 all goodwill has been fully amortized.

Deferred Software Development Costs

     Costs incurred for the successful production of computer software that is used as an integral part of certain of the Company's products are not capitalized until technological feasibility has been established for the software, and all research and development activities for the software and for the other components of the product have been completed. Deferred software development costs consist of direct salaries, related payroll costs and other direct costs. Amortization, on a product-by-product basis, commences upon the product's general release to customers and occurs over a period of three years as a function of estimated product life. Other research and development costs are expensed currently. None of the Company's software development efforts in fiscal 2000 or 1999 met the requirements for capitalization.

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

Income (Loss) Per Common Share

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

Note 2. Inventory:
                                              April 1,        April 3,
                                               2000             1999
                                           -----------      -----------
              Raw Material                 $ 1,805,000      $ 1,940,000
              Work-in-Process                1,167,000          595,000
              Finished Goods                   110,000          183,000
                                           -----------      -----------
                                             3,082,000        2,718,000
              Inventory Reserve             (1,388,000)      (1,500,000)
                                           -----------     ------------
              Net Inventory                $ 1,694,000     $  1,218,000
                                           ===========     ============

     The Company evaluates the inventory reserve annually to reflect product line transitions which have resulted from new product development. The reserve represents management's estimate of excess inventory not usable in new product generations.

Note 3. Equipment and Fixtures:

                                             Estimated                     April 1,         April 3,
                                            Useful Lives                    2000              1999
                                            ------------                 -----------      ------------
     Equipment                                 3-5 yrs.                  $ 4,049,000      $  3,957,000
     Furniture and Fixtures                    3-5 yrs.                      314,000           314,000
     Leasehold Improvements                      5 yrs.                      126,000           126,000
                                                                       -------------      ------------
                                                                           4,489,000         4,397,000
     Accumulated Depreciation & Amortization                              (4,273,000)       (4,001,000)
                                                                       -------------      ------------
                                                                         $   216,000      $    396,000
                                                                       =============      ============

     For the years ended April 1, 2000 and April 3, 1999, depreciation and amortization expense was $279,000 and $431,000, respectively.

Note 4.  Related Party Transactions:

     Under a consulting agreement with Lemuel A. Tarshis, a director of the Company, the Company expensed a total of $35,000 during fiscal 2000.

     In November 1999, the Company entered into a Strategic Development and Manufacturing Agreement with Network Systems and Technologies, Ltd. (NeST (P) Ltd.). NeST (P) Ltd. is a technology company located in India which provides software and hardware design services and manufacturing services. NeST (P) Ltd. is controlled and managed by N. Jehangir, who is the brother of Mr. Javad Hassan. Mr. Hassan is the founder, CEO, and owner of NeST Technologies, Inc., a U.S. headquartered technology services company which provides and receives services to and from NeST (P) Ltd. Collectively these operations are referred to as NeST. Under the Agreement, services performed by NeST are compensated at a negotiated rate and the Company has the ability to pay in warrants or cash. See
Note 10.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10% and payment of all outstanding borrowings and interest due by December 31, 2000. No amounts were borrowed under this line during fiscal 2000.

     Effective January 1, 2000, the Company entered into an agreement with NeSTronix whereby NeSTronix assumed all responsibility for the manufacture of the Company's hardware products. Company employees who were associated with the manufacturing of the Company's products became employees of NeSTronix and NeSTronix assumed financial responsibility for certain of the Company's inventory. NeSTronix agreed to provide the Company competitive fixed pricing for its hardware products in return for the transfer of manufacturing rights. NeSTronix is a newly formed entity providing outsource manufacturing services through its network of on-shore and India based electronic manufacturing operations. NeSTronix is owned by Javad K. Hassan, the Company's Chairman. The Company paid $441,000 to NeSTronix during fiscal 2000 for such services.

     The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During fiscal 2000, the Company received fees totaling $613,500 for such services. Should the level of services exceed planned levels, the parties will negotiate an increase in the fee.

Note 5. Accrued Expenses:

     Accrued expenses consist of the following items:

                                                  April 1,         April 3,
                                                   2000             1999
                                                ----------       ----------
         Accrued Compensation                  $   302,000       $  341,000
         Accrued Rent                              160,000          180,000
         Accrued Real Estate Taxes                  93,000           41,000
         Warranty Reserve                          203,000          203,000
         Accrued Taxes                                ---             2,000
         Accrued Professional Fees                  71,000           63,000
         Accrued Contracted Services               196,000              ---
         Other                                     124,000           59,000
                                               -----------       ----------
                                               $ 1,149,000       $  889,000
                                               ===========       ==========

Note 6.  Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision (benefit) for income taxes consisted of:

                                               Fiscal 2000       Fiscal 1999
                                               -----------       -----------
         Current Income Taxes                  $        --       $    28,000
         Deferred Income Taxes                    (471,000)       (1,464,000)
         Change in Valuation Allowance             471,000         1,464,000
                                               -----------       -----------
         Net                                   $        --       $    28,000
                                               ===========       ===========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                               Fiscal 2000       Fiscal 1999
                                               -----------       -----------
Federal Income Tax Provision (Benefit) at
     Statutory Rate                            $  (381,000)       (1,174,000)
State Income Taxes, Net of Federal Benefit         (74,000)         (185,000)
Research and Development Credits                   (20,000)          (75,000)
Non-deductible Amounts                               4,000             4,000
Change in Valuation Allowance                      471,000         1,464,000
Other                                                   --            (6,000)
                                               -----------       -----------
Income Tax Provision                           $        --       $    28,000
                                               ===========       ===========

     The components of the net deferred tax asset as of April 1, 2000 and April 3, 1999 were as follows:

                                                  April 1,        April  3,
                                                   2000             1999
                                               -----------       -----------
         Deferred Tax Items:
              Inventory                        $   563,000       $   609,000
              Accrued Expenses and Reserves        362,000           379,000
              Net Operating Loss Carryforwards   9,324,000         8,811,000
              Tax Credit Carryforwards             843,000           822,000
              Valuation Allowance              (11,092,000)      (10,621,000)
                                               -----------       -----------
              Net Deferred Tax Assets          $        --       $        --
                                               ===========       ===========

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $26 million expiring at various times from 2000 to 2014. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may expire unutilized.

Note 7. Operating Leases:

     The Company leases its facility under a lease expiring in January 2002. The Company also leases certain equipment under short term leases. Rental expense charged to operations for fiscal years 2000 and 1999 was $289,000 and $288,000, respectively.

     Future minimum lease commitments under the Company's facility lease are:

                  2001                $  350,000
                  2002                $  322,000
                                      ----------
                                      $  672,000
                                      ==========

Note 8. Obligations Under Capital Leases:

     The Company has capital lease agreements for machinery and equipment as follows:

                                             April 1,        April 3,
                                              2000            1999
                                            ---------      ----------
       Capitalized cost                     $   6,000      $  482,000
       Accumulated amortization                (1,000)       (451,000)
                                            ---------      ----------
                                            $   5,000      $   31,000
                                            =========      ==========

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of April 1, 2000, are:

     2001                                                           3,000
     2002                                                           2,000
     2003                                                           1,000
                                                                    -----
     Total minimum lease payments                                   6,000
     Less amount representing interest                              1,000
                                                                    -----
     Present value of net minimum lease payments                    5,000
     Less current maturities                                       (2,000)
                                                                   ------
     Capital lease obligations - long term                         $3,000
                                                                   ======

Note 9.  Business, Major Customers, and Credit Risk:

     The Company operates in one business segment which manufactures and supplies products and services to the broadband telecommunications and the cable TV industries. The majority of the Company's revenues and accounts receivable relate to customers in these industries.

     The Company's revenues in fiscal 2000 included two OEM customers who individually contributed 38%, and 25% of the total revenues, respectively. In fiscal 1999, these two customers contributed 29% and 18%, respectively and one domestic customer contributed 15% of revenues. No other customer contributed more than 10% of revenues in either year.

Note 10. Capital Stock:

     The Company has a stock option plan (the "1999 Plan") for its employees which was approved by the stockholders in February, 1999. Under this 1999 Plan, either non-qualified options or incentive stock options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options generally become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. The aggregate maximum number of shares for which options may be issued under the 1999 Plan is 10,000,000.

     The Company has previously adopted a 1982 Stock Option Plan and a 1991 Stock Option Plan. Options to acquire 2,000 shares and 2,569,400 shares of the Company's Common Stock are outstanding under the 1982 Stock Option Plan and the 1991 Stock Option Plan, respectively, and expire 10 years after the date of grant. No additional options may be granted under either Plan.

     The following summary shows the aggregate stock option activity expressed in shares for the 1982, 1991, and 1999 Plans:

                                                 Fiscal Years Ended
                                              April 1,           April 3,
                                               2000               1999
                                             ----------        -----------
Outstanding at Beginning of Year             11,955,333         6,325,333
     Granted                                  2,070,000         7,563,000
     Terminated                                (238,139)       (1,903,000)
     Expired                                    (10,000)          (20,000)
     Exercised                                2,262,794                --
                                             ----------        ----------
     Outstanding at End of Year              11,514,400        11,955,333
                                             ==========        ==========
     Available for Grant                      1,057,000         3,102,000
                                             ==========        ==========
     Exercisable at End of Year               4,452,482         3,919,309
                                             ==========        ==========

Price Range of Options Outstanding at April 1, 2000 - $0.125 - $0.50 (Weighted Average -$0.21)

     In September 1998, the Company modified the terms of all previously issued and outstanding options and repriced the exercise price using the then current market price of $0.15 per share.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the

Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                    Fiscal Years Ended
                                                  April 1,      April 3,
                                                   2000           1999
                                                -----------    -----------

Net loss as reported        As reported         $(1,121,000)   $(3,480,000)
                             Pro forma          $(1,642,000)   $(3,980,000)

Basic loss per share        As reported         $     (0.03)   $     (0.11)
                              Pro forma         $     (0.05)   $     (0.13)

Diluted loss per share      As reported         $     (0.03)   $     (0.11)
                              Pro forma         $     (0.05)   $     (0.13)

     The per share weighted-average fair value of stock options granted during fiscal years 2000 and 1999 was $0.21 and $.12, respectively, on the date of grant calculated using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                Fiscal Years Ended
                                            April 1,           April 3,
                                             2000               1999
                                           ---------         -----------
Expected Life (Years)                          4.5               5.0
Risk-Free Interest Rate                        6.5%              6.0%
Volatility                                      70%             50.0%
Dividend Yield                                   0%              0.0%

     At April 1, 2000, the following warrants to purchase the Company's common stock were outstanding:

      Issued in           Expiration             Exercise          Number of
     Fiscal Year             Date                  Price            Shares
     -----------       ---------------           --------          ---------
       1996               July 1, 2004             $0.74           2,027,027
       1999              April 3, 2004             $0.01           4,234,018
       2000            October 2, 2004             $0.01           2,489,248
       2000            January 1, 2005             $0.01           1,139,068

     In July 1996, the Company issued warrants to purchase 2,027,027 shares of common stock at $0.74 per share in return for $300,000 cash. These warrants become exercisable in one third increments per year commencing July 1, 1997 and expire five years after they become exercisable.

     Under the terms of the Strategic Development and Manufacturing Agreement with NeST, the Company elected to issue warrants to purchase 4,234,018 shares of the Company's common stock at an exercise price of $.01 per share in payment of $670,000 of NeST development services charged to earnings for the period of November 1998 through April 3, 1999 and 3,628,316 warrants to purchase the Company's Common Stock at an exercise price of $.01 per share as payment for $1,230,000 owed NeST for services performed from April 4, 1999 through January 1, 2000.

Net Income/(Loss) Per Share
     The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations at April 1, 2000 and April 3, 1999.

                                                                   2000              1999
                                                               -----------        ----------
Net Loss                                                       $(1,121,000)       $(3,480,000)
Basic Shares                                                    32,143,374         31,072,296
Convertible Preferred Stock and Dilutive Options                        --                 --
                                                               -----------        -----------
Diluted Shares                                                  32,143,374         31,072,296
Net Loss Per Common Share
     Basic                                                           (0.03)             (0.11)
     Diluted                                                         (0.03)             (0.11)

     In 2000 and 1999, convertible preferred stock, warrants, and options to purchase common stock were not included in the computation of diluted EPS because they would be anti-dulutive and increase the net loss.

Note 11. Redeemable Preferred Stock and Debt

     Alvin Hoffman, the Company's majority stockholder and a director, owns the 25,825 shares of Senior Convertible Redeemable Preferred Stock which is convertible into 3,443,333 shares of Common Stock. Such stock is redeemable at the Company's option under certain circumstances should the holder not elect to convert. In addition, upon the occurrence of certain events (e.g. - sale of the Company, merger, bankruptcy), the Company may be required by the holder of any shares of the Senior Convertible Redeemable Preferred Stock, to redeem, either in whole or in part, shares of this Senior Convertible Redeemable Preferred Stock at a price of $100 per share, which such redeemable shares shall then be retired and not reissued.

     In addition to the Senior Convertible Redeemable Preferred Stock, the Company has authorized 974,175 additional shares of Preferred Stock, $.10 par value, none of which are outstanding as of April 1, 2000.

Note 12. Commitments and Contingencies

     None.

Note 13. Working Capital Line of Credit

     The Company maintains a working capital line of credit from a commercial bank to provide up to $750,000 based on 80% of the value of qualified accounts receivable. Under terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime.

     As a result of the financial loss for fiscal 2000, the Company was in technical default on several financial convenents under the line of credit agreement. Subsequent to year-end, the Company received from the bank a waiver of the default and also an extension of the line through July 31, 2001.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     During the fourth quarter of the year ended April 1, 2000, the Company filed a Form 8-K/A with the Securities and Exchange Commission, dated January 26, 2000, pertaining to the change of accountants from KPMG LLP to Grant Thornton LLP.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Listed below are the directors and executive officers of the Company as of June 15, 2000:

Name                              Age   Position
----                              ---   --------
Javad K. Hassan (1) (2)           59    Chairman
Keith D. Schneck                  45    Chief Financial Officer and Director
Harry J. Tankin                   48    President
Joseph D. Rocci                   52    Vice President, Marketing
Michael L. Quelly                 46    Vice President, Hardware Engineering
Roger Jack                        40    Vice President, Software Engineering
R. Barry Borden (1)               60    Director
Jill A. Felix (2)                 56    Director
Alvin Hoffman                     71    Director
Lemuel A. Tarshis, Ph.D. (2)      59    Director

     (1) Member of Compensation and Stock Option Committee of the Board.
     (2) Member of Audit Committee of the Board.

     Mr. Tankin resigned as an officer and an employee of the Company effective July 1, 2000.

     All directors and officers of the Company are elected for a term of one year at the Annual Meeting of Stockholders and the subsequent Board of Directors meeting, respectively, to serve in their office for the next succeeding year and until their successors are duly elected and qualified.

     Mr. Hassan joined the Company in November 1998 as Chairman of the Board. Prior to joining the Company, Mr. Hassan held senior level positions at AMP, Inc. from 1988 until he was named President of AMP Communications Systems Business, a division of AMP, Inc., in 1995. He previously had a 20 year career at IBM, starting in 1968 as an engineer, and subsequently promoted to head of the IBM East Fishkill semiconductor facility and of IBM's Tape Drive Division. Mr. Hassan is the founder and principal shareholder of NeST Technologies, Inc., a U.S. headquartered technology services company which provides and receives services to and from NeST (P) Ltd. located in India. He currently serves as Chairman of the Electronic Development Commission for the Government of Kerala in India. Mr. Hassan also serves as Chairman of NeSTronix and e-Cell Technologies, Inc. and is a director of Fibercore, Inc., a public company.

     Keith D. Schneck joined the Company in April 1995 as President and Chief Financial Officer and became a Director in June 1995. In January 1998, he was appointed Chief Executive Officer. In April 2000, Mr. Schneck resigned from his positions as President and CEO and continues to serve as CFO. Prior to joining the Company, he held senior management positions at Integrated Circuit Systems, Inc. including Chief Operating Officer and Senior Vice President, Finance from 1987 until he joined the Company. He is also an advisor to Mr. Hassan and NeST Technologies, Inc.

     Harry J. Tankin joined the Company in February 1999 as Vice President, Sales and Marketing. In April 2000, Mr. Tankin was appointed President and resigned effective July 1, 2000. From 1984 until he joined the Company, he held marketing and business development positions, including Director of Marketing, at General Instrument Corporation.

     Joseph D. Rocci joined the Company in October 1983 as Director of Engineering. Mr. Rocci has served as Vice President, Marketing since April 2000. He served as Vice President, Product Operations of the Company from 1988 to 1989 at which time he was appointed Vice President of Product Technology.

     Michael L. Quelly joined the Company in 1982. He has served as Vice President, Engineering from September 1989 to the present, except for the period October 1990 through March 1995 when he also was Executive Vice President.

     Roger Jack joined the Company in May 2000 as Vice President, Software Engineering. Mr. Jack was a software development consultant with for the Company since 1997. He has served as a software consultant for QVC from 1997 and has held senior software engineer positions with Visio Corporation, Unisys and ECTA Corporation from 1988 to 1996.

     R. Barry Borden has been a director of the Company since October 1996. Mr. Borden is President of Broadbeam Corporation (formerly Nettech Systems, Inc.) of Princeton, New Jersey. He previously has held executive level positions with other high technology companies including Mergent International, Cricket Software, Inc., Franklin Computer Corporation and Delta Data Systems. Mr. Borden is also a director of Fastnet Corporation, and Chairman of Sedona Corporation, both publicly held companies.

     Alvin Hoffman was appointed a director of the Company in March 1995. He has been a private investor and a registered broker with Makefield Securities in Boca Raton, Florida since 1982.

     Lemuel A. Tarshis was elected director of the Company in October 1996. Dr. Tarshis is a private consultant. He also is a research professor at Stevens Institute of Technology since 1991. Dr. Tarshis held vice president positions with General Instrument Corporation from 1986 to 1990. He is a director of NeST Technologies, Inc.

     Jill A. Felix was elected director of the Company in March 2000. She has been President, CEO, and director of the University Science Center since 1997. She previously held executive level positions with Liberty Property Trust from 1983 to 1997. She also holds director positions for numerous organizations including Greater Philadelphia First, West Philadelphia Partnership, University City District, Delaware Valley Industrial Resource Center, Pennsylvania BioTechnology Association, International House and the Valley Forge Historical Society.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. An initial report of stock ownership and a report pertaining to the issuance of warrants were filed late by Network Systems & Technologies, Inc. In addition, reports pertaining to grants of stock options were filed late by Javad K. Hassan, R. Barry Borden, Alvin Hoffman, Lemuel Tarshis, Joseph D. Rocci, and Michael L. Quelly. The Company believes that all filing requirements applicable to its other officers, directors and greater than 10% beneficial owners have been timely satisfied.

Item 10. Executive Compensation

     The following tables set forth certain information concerning (a) the cash remuneration paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each executive officer of the Company whose cash compensation exceeded $100,000 per annum during any such year, and (b) stock options granted and certain other compensation paid during the last three fiscal years to each such individual.

                                          Summary Compensation Table
                                          --------------------------
                                       Annual and Long Term Compensation
Name & Principal                Fiscal                       Stock Options            Other
    Position                     Year         Salary            Awarded            Compensation
-------------------------------------------------------------------------------------------------
Keith D. Schneck                 2000       $ 138,000                 --            $  4,838 (3)
CFO and Director                 1999         138,000          1,350,000 (1)           4,528
                                 1998         133,000            450,000 (2)           4,574
-------------------------------------------------------------------------------------------------
Michael L. Quelly                2000       $ 106,000                 --            $  3,870 (4)
Vice President,                  1999          98,000            705,000 (5)           3,342
Engineering                      1998          95,000            405,000 (6)           3,060
-------------------------------------------------------------------------------------------------
Joseph D. Rocci                  2000       $ 106,000                 --            $  3,185  (7)
Vice President,                  1999          94,000            705,000 (8)           2,751
Product Technology               1998          92,000            405,000 (9)           2,812
-------------------------------------------------------------------------------------------------
Harry J. Tankin *                2000       $ 110,000          1,000,000            $  3,473(10)
President,                       1999          28,000            400,000                  31
                                 1998             --                  --                  --
-------------------------------------------------------------------------------------------------

* Mr. Tankin joined the Company on Feburary 1, 1999. He resigned as an officer and an employee of the Company effective July 1, 2000 and his options will be forfeited.
(1) Includes 850,000 shares of repriced stock options previously issued in fiscal years 1997 and 1996.
(2) Repriced stock options previously issued in fiscal year 1996.
(3) Represents $554, $403 and $400 in group life insurance premiums paid by the Company in fiscal 2000, 1999 and 1998, respectively, and $4,284, $4,125 and $4,174 in matching contributions under the Company's 401(k) plan paid by the Company in fiscal 2000, 1999, and 1998, respectively.
(4) Represents $554, $402 and $384 in group life insurance premiums paid by the Company in fiscal 2000, 1999 and 1998, respectively, and $3,316, $2,940 and $2,676 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2000, 1999 and 1998, respectively.

(5) Includes 405,000 shares of repriced stock options previously issued in fiscal years 1998, 1997, 1995, and 1993.
(6) Includes 280,000 shares of repriced stock options previously issued in fiscal years 1997, 1995, and 1993.
(7) Represents $554, $402 and $376 in group life insurance premiums paid by the Company in fiscal 2000, 1999 and 1998, respectively, and $2,630, $2,349 and $2,436 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2000, 1999 and 1998, respectively.
(8) Includes 405,000 shares of repriced stock options previously issued in fiscal years 1998, 1997, 1995, and 1993.
(9) Includes 255,000 shares of repriced stock options previously issued in fiscal years 1997, 1995, and 1993.
(10) Represents $554 and $31 in group life insurance premiums paid by the Company in fiscal 2000 and 1999, respectively, and $2,919 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2000.

     Other than the salary and bonus described herein, the Company did not pay the executive officers named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of 10% of such executive officer's salary and bonus during fiscal 2000, 1999, and 1998. The above compensation does not include certain insurance and other personal benefits, the total value of which does not exceed, as to any named officer, the lesser of $50,000 or 10% of such person's cash compensation.

     All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms, or operation in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

     The Company has a stock option plan (the "1999 Plan") for its employees, directors, and other persons responsible for significant contributions to the Company's business. Under this 1999 Plan, which was approved by the stockholders in February, 1999, either non-qualified options or incentive stock options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options generally become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. The aggregate maximum number of shares for which options may be issued under the 1999 Plan is 10,000,000.

     The following table sets forth options granted to the named executive officers during fiscal 2000:

                                                            % of Total
                                No. of Securities         Options Granted        Exercise
                      Fiscal    Underlying Options        to Employees           Price         Expiration
                      Year      Granted                   in Fiscal Year         ($/Share)     Date
                      ----      ----------------------    --------------         ---------     ------------
Keith D. Schneck      2000              --                     --                   --             --
Michael L. Quelly     2000              --                     --                   --             --
Joseph D. Rocci       2000              --                     --                   --             --
Harry J. Tankin *     2000           1,000,000                 52%                $0.50          2/3/10

     * Options were forfeited as Mr. Tankin resigned as an officer and employee of the Company.

     The following table sets forth certain information pertaining to the stock options held by the individuals named in the Summary Cash Compensation Table upon exercise of stock options in fiscal 2000 and pertaining to the number and value of options held by such individuals at year end:

                              Fiscal 2000 Option Exercises and Year End Option Values
                        -----------------------------------------------------------------
                                                      Number of                            Value of
                                                  Unexercised Options                In-the-Money Options
                      Shares      Value           At Fiscal Year End                  at April 1, 2000(2)
                    Acquired on  Realized         ------------------                  -------------------
Name                  Exercise    ($)(1)     Exercisable      Unexercisable   Exercisable         Unexercisable
----                  --------   --------    -----------      -------------   -----------         -------------
Keith D. Schneck      200,000    $420,000      816,666            333,334      $ 1,175,000         $  478,000
Michael L. Quelly      90,000      30,218      463,333            241,667          666,600            346,800
Joseph D. Rocci        90,000      30,218      455,000            250,000          654,600            358,800
Harry J. Tankin       133,334     360,468           --          1,266,666               --          1,472,400

(1) Value realized is the difference between the market price of a share of Common Stock on the date of exercise and the exercise price of the option, multiplied by the number of shares underlying the option.
(2) Value is based upon the closing price of the stock on April 1, 2000, less the exercise price.


     The Company does not maintain any long term incentive plans for its officers.

     Directors who are not officers or employees of the Company are paid $500 for each Board of Directors meeting and Committee meeting attended. In addition to the standard director fees, each director was granted options to purchase 50,000 shares at an exercise price of $0.50 on February 3, 2000. These options were fully vested as of the date of grant. In addition, Javad K. Hassan received an option grant on February 19, 1999 to purchase 5,000,000 shares exercisable equally over a three year period at an exercise price of $0.156 in accordance with a Services Agreement with the Company. All the options granted to Mr. Hassan became fully vested as part of the negotiated terms of a $500,000 line of credit commitment from Mr. Hassan to the Company in June 1999.

     The Company does not have any employment contracts or arrangements with any of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of June 30, 2000 with respect to each person and entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, each director of the Company and each executive officer listed in the cash compensation table who owns shares of common stock, and all officers and directors of the Company as a group.

                                              Beneficial Ownership
                                              --------------------
Beneficial Owner (1) (2)                 Amount         Percentage of Class(11)
-------------------------                ------         -----------------------
Javad K. Hassan                      27,254,171(3)             59.1%
Alvin Hoffman                        18,758,170(4)             50.9%
Keith D. Schneck                        986,666(5)              2.9%
Michael L. Quelly                       538,332(6)              1.6%
Joseph D. Rocci                         507,846(7)              1.5%
R. Barry Borden                         210,000(8)               *
Lemuel A. Tarshis                       200,000(9)               *
Jill A. Felix                                --                  --
Harry J. Tankin                              --                  *
All Directors and Executive
Officers as a Group (9 Persons)      30,730,014(10)            63.4%
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

     (2) The address of all beneficial owners is c/o AM Communications, Inc., 100 Commerce Boulevard, Quakertown, PA 18951-2237.

     (3) Includes (i) 14,391,837 shares of the Common Stock pursuant to The Voting Trust and Share Price Participation Agreement between Mr. Hoffman and Mr. Hassan, as the Voting Trustee, over which Mr. Hassan exercises all voting rights, (ii) 1,666,666 shares issuable pursuant to stock options, (iii) 1,130,053 shares issuable pursuant to the NeST Technologies, Inc. warrants issued for services rendered, of which Mr. Hassan is CEO and sole owner, and
(iv) 6,732,281 shares issuable pursuant to the NeST (P) Ltd. warrants issued for services rendered, which are controlled by Mr. Hassan's brother. Mr. Hassan disclaims beneficial ownership of the shares set forth in (iv) above.

     (4) The information concerning the beneficial ownership of Mr. Hoffman is based, in part, upon information furnished by Mr. Hoffman to the Company. The beneficial ownership indicated represents (i) 25,825 shares of Senior Convertible Preferred Stock convertible into 3,443,333 shares of Common Stock,
(ii) 150,000 shares issuable pursuant to stock options, (iii) 773,000 shares of Common Stock currently owned by Mr. Hoffman's wife, and (iv) 14,391,837 shares of Common Stock of the Company which the Hoffman Trust beneficially owns but over which Javad K. Hassan, as Voting Trustee, exercises all voting rights. Mr. Hoffman disclaims beneficial ownership of the shares set forth in (iii) above.

     (5) Includes 816,666 shares issuable pursuant to stock options.

     (6) Includes 463,332 shares issuable pursuant to stock options.

     (7) Includes 455,000 shares issuable pursuant to stock options.

     (8) Includes 200,000 shares issuable pursuant to stock options.

     (9) Includes 200,000 shares issuable pursuant to stock options

     (10) Includes (i) an aggregate of 14,391,837 shares of Common Stock beneficially owned by the Hoffman Trust but over which Javad K. Hassan, as Voting Trustee, exercises all voting rights, (ii) 25,825 shares of Senior Convertible Preferred Stock convertible into 3,443,333 shares of Common Stock,
(iii) 773,000 shares of Common Stock currently owned by Mr. Hoffman's wife as to which Mr. Hoffman disclaims beneficial ownership, (iv) 2,284,998 shares of Common Stock which may be acquired upon the exercise of outstanding options (v) 9,529,000 options and warrants held by Mr. Hassan and the NeST entities of which Mr. Hassan disclaims beneficial ownership of 6,732,281 shares, and (vi) 307,846 shares of Common Stock held by other officers and directors.

     (11) The percentages have been calculated on the basis of treating as outstanding, for a particular holder, all shares of the Common Stock outstanding on said date and all shares of the Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

     All outstanding shares of the Company's Senior Convertible Redeemable Preferred Stock as of June 30, 2000 are owned by Alvin Hoffman.

     On November 2, 1998, the Alvin Hoffman Revocable Trust UAD 2/28/86 entered into a Voting Trust and Share Price Participation Agreement dated November 2, 1998 (the "Voting Trust"), with Javad (Jay) K. Hassan as voting trustee (the "Voting Trustee"), and pursuant thereto deposited with the Voting Trustee 14,391,837 shares of the common stock of the Company. Pursuant to the terms of the Voting Trust, the Voting Trustee is entitled, for the five year term of the Voting Trust, to exercise all voting rights with respect to such shares. Accordingly, the Company believes that, while Alvin Hoffman, the settlor of the Alvin Hoffman Revocable Trust UAD 2/28/86, remains a beneficial owner of such shares, the transfer of voting rights with respect to such shares resulted in a change in control of the Company from Mr. Hoffman to Mr. Hassan.

     Neither Mr. Hoffman nor the Alvin Hoffman Revocable Trust UAD 2/28/86 received any consideration for the above-described transfer of voting rights.

Item 12. Certain Relationships and Related Transactions

     In July 1998, the Company received a $250,000 commitment from its primary shareholder, Alvin Hoffman, to provide working capital through July 1999 at 10% interest and payment of outstanding borrowings due by September 30, 1999. No amounts were borrowed under this commitment.

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

     On the same date, the Company entered into a strategic development and manufacturing agreement with Network Systems & Technologies (P) Ltd. (NeST (P) Ltd.). NeST (P) Ltd. is a technology company located in India which provides software and hardware design services and manufacturing services. NeST (P) Ltd. is controlled and managed by N. Jehangir, who is the brother of Mr. Jay Hassan. Mr. Hassan is the founder, CEO, and owner of NeST Technologies, Inc. a U.S. headquartered technology services company which provides and receives services to and from NeST (P) Ltd. Collectively these operations are referred to as NeST. The Company has the option to pay for NeST development services either in cash or through the issuance of warrants. During fiscal 1999, the Company issued 4,234,018 warrants to purchase AM Common Stock, at an exercise price of $.01 per share, in payment for $670,000 of NeST services from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock at an exercise price of $.01 per share in payment of $1,157,197 of NeST development services for the period from April 1999 through January 1, 2000. In addition, a total of $569,083 of NeST development expenses were incurred during fiscal 2000 of which $299,042 was paid in cash and $270,041 is reflected as a liability on the Company's balance sheet as of April 1, 2000. The warrants are presently exercisable and expire five years from the date of issuance.

     Keith D. Schneck, the Chief Operating Officer and a director of the Company also provides advisory services to Mr. Hassan and NeST Technologies, Inc.

     During the fourth quarter of fiscal 2000, the Company entered into an agreement with NeSTronix, to outsource all of its manufacturing requirements commencing January 1, 2000. NeSTronix provides complete turnkey electronic design and outsourcing services to third party customers, and is owned and controlled by the Company's Chairman, Mr. Javad K. Hassan. Under this relationship, the Company's existing manufacturing staff was transferred and became employees of NeSTronix as of January 2, 2000. In return, the Company received a long-term commitment from NeSTronix to manage and supply all of the Company's manufacturing requirements for a three year period with agreed upon pricing. The Company paid $441,000 during fiscal 2000 for such services.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan provided a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2000; however, no amounts were borrowed under this line during fiscal 2000.

     During the first quarter of fiscal 2000, the Company agreed to provide certain administrative and manufacturing support services and provide office space to NeST and several other entities associated with Mr. Hassan's non-AM business ventures. The Company received fees of $615,500 for such services. Should the level of services exceed planned levels, the parties will negotiate an increase in the quarterly fee.

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

            ***10-e.  Warrant Agreement dated June 17, 1996.

               10-f.  1999 Stock Option Plan.

               10-g.  Line of Credit Commitment Letter with Progress Bank dated June 29, 1999.

           ****10-h.  Services Agreement between the Company and Jay Hassan

           ****10-i.  Consulting Services Agreement between the Company and NeST.

               10-j.  Manufacturing Services Agreement between the Company and NeSTronix.  (Exhibit 10.1)

                 23.  Consent of Grant Thornton LLP dated June 30, 2000.

                 23.1 Consent of KPMG LLP dated June 28, 2000.

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

               ****   Incorporated by reference to the Exhibit number indicated in Registrant's
                      Report on Form 8-K dated November 9, 1998.

(b) The Company filed a report on Form 8-K/A in January, 2000 reporting upon a change in the Company's independent certified accountant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM COMMUNICATIONS, INC.
         (Registrant)


      /s/ Javad K. Hassan
      ---------------------------
By :  Javad K. Hassan
      Chairman of the Board
      Date: July 11, 2000
           --------------
     In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Javad K. Hassan                       /s/ Keith D. Schneck
-------------------------------           -------------------------------------
Javad K. Hassan                           Keith D. Schneck
Chairman of the Board                     Chief Financial Officer and Director
(Principal Executive Officer)             (Principal Financial and Accounting
Date: July 11, 2000                       Officer)
     --------------------------           Date: July 11, 2000
                                               --------------------------------


/s/ R. Barry Borden                       /s/ Alvin Hoffman
-------------------------------           -------------------------------------
R. Barry Borden                           Alvin Hoffman
Director                                  Director
Date: July 11, 2000                       Date: July 11, 2000
     --------------------------                --------------------------------


/s/ Lemuel A. Tarshis                     /s/ Jill A. Felix
-------------------------------           -------------------------------------
Lemuel A. Tarshis                         Jill A. Felix
Director                                  Director
Date: July 11, 2000                       Date: July 11, 2000
     --------------------------                --------------------------------