Form 10QSB
period 2000-07-01
AM COMMUNICATIONS INC
filed 2000-08-14
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 1, 2000.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _______________

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                         23-1922958
-----------------------------------           ----------------------------------
(State  or  other  jurisdiction  of           I.R.S. Employer Identification No.
incorporation  or  organization)


100 Commerce Boulevard, Quakertown, PA                   18951-2237
----------------------------------------                 ----------
(Address of principal executive offices)                  Zip Code


                                 (215) 538-8700
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

On August 8, 2000 there were 33,408,719 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___   No   X

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 1, 2000

                                      INDEX


PART I.    FINANCIAL INFORMATION                                       PAGE NO.
--------------------------------                                       --------

Item 1.    Financial Statements

           Balance Sheets - July 1 (Unaudited) and April 1, 2000         3

           Statements of Operations - Quarters Ended July 1, 2000        4
           and July 3, 1999 (Unaudited)

           Statements of Cash Flows - Quarters Ended July 1, 2000        5
           and July 3, 1999 (Unaudited)

           Notes to Financial Statements                                 6, 7

Item 2.    Management's Discussion and Analysis of Operations            8-12



PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K                              13-14

Item 1.  Financial Statements
-----------------------------


                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                                                      July 1,         April 1,
                                                       2000             2000
                                                   ------------    ------------
ASSETS
Current Assets:
   Cash                                            $    264,000    $     79,000
   Accounts Receivable, Net of Reserves
      of $199,000 at July 1 and April 1, 2000         2,544,000       2,439,000
   Due from Affiliate                                   129,000          52,000
   Inventory                                          1,800,000       1,694,000
   Prepaid Expenses and Other                           121,000          79,000
                                                   ------------    ------------
      Total Current Assets                            4,858,000       4,343,000

   Equipment and Fixtures, Net                          188,000         216,000
   Other Assets                                          15,000          16,000
                                                   ------------    ------------
   Total Assets                                    $  5,061,000    $  4,575,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations    $      2,000    $      2,000
   Current Portion of Notes Payable                      30,000          30,000
   Bank Line of Credit                                  750,000         750,000
   Accounts Payable                                   1,935,000       1,650,000
   Advances                                                --           126,000
   Accrued Expenses                                   1,265,000       1,149,000
                                                   ------------    ------------
          Total Current Liabilities                   3,982,000       3,707,000
                                                   ------------    ------------

Capital Lease Obligations - Long Term                     3,000           3,000
Notes Payable - Long Term                                90,000          90,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at July 1
   and April 1, 2000                                  2,583,000       2,583,000
                                                   ------------    ------------

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized
   100,000,000 Shares at July 1 and April 1, 2000;
   Issued and Outstanding 33,396,053 Shares at
   July 1 and 33,335,090 Shares at April 1, 2000      3,340,000       3,333,000
Capital in Excess of Par                             33,292,000      33,288,000
Accumulated Deficit                                 (38,229,000)    (38,429,000)
                                                   ------------    ------------
   Stockholders' Equity (Deficit)                    (1,597,000)     (1,808,000)
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity         $  5,061,000    $  4,575,000
                                                   ============    ============



   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Quarters Ended
                                                 July 1,            July 3,
                                                  2000               1999
                                               ------------       ----------

Revenues                                       $  3,734,000       $  2,043,000

Costs and Expenses:
   Cost of Sales                                  1,815,000          1,066,000
   Selling, General and Administrative              826,000            633,000
   Research and Development                         864,000            887,000
                                               ------------       ------------

Operating Income (Loss)                             229,000           (543,000)
Other Income (Expense)                              (29,000)           (16,000)
                                               ------------       -------------

Income (Loss) Before Income Taxes                   200,000           (559,000)
Income Tax Provision                                  ---                ---
                                               ------------       -------------

Net Income (Loss)                              $    200,000       $   (559,000)
                                               ============       =============

Basic Net Income (Loss) Per Share              $       0.01       $      (0.02)
                                               ============       =============

Diluted Net Income (Loss) Per Share            $        Nil       $      (0.02)
                                               ============       =============

Shares Used in Computation of Basic
Net Income (Loss) Per Share                      33,384,000         31,209,000
                                               ============         ===========

Shares Used in Computation of
   Diluted Net Income (Loss) Per Share           54,021,000         31,209,000
                                               ============       ============




   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Quarters Ended
                                                           July 1,     July 3,
                                                            2000        1999
                                                         ---------    ---------
Cash Flows from Operating Activities:
   Net Loss                                              $ 200,000    $(559,000)
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used in) Operating Activities:
      Warrants Issued to NeST for Services
      Depreciation and Amortization                         47,000       87,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                              (105,000)     359,000
         Due from Affiliate                                (77,000)     (40,000)
         Inventory                                        (106,000)     (92,000)
         Prepaid Expenses and Other                        (41,000)       2,000
         Accounts Payable                                  285,000     (123,000)
         Advances                                         (126,000)        --
         Accrued and Other Expenses                        116,000      485,000
                                                         ---------    ---------
Net Cash Provided by Operating Activities                  193,000      119,000
                                                         ---------    ---------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets             (19,000)     (14,000)
                                                         ---------    ---------
Net Cash Used In Investing Activities                      (19,000)     (14,000)
                                                         ---------    ---------

Cash Flows from Financing Activities:
   Proceeds from Borrowings Under Bank Line of Credit         --        125,000
   Exercise of Stock Options                                11,000      147,000
   Payments Under Capital Lease Obligations                   --        (18,000)
                                                         ---------    ---------
Net Cash Provided By Financing Activities                   11,000      254,000
                                                         ---------    ---------

Net Increase in Cash                                       185,000      359,000
Cash:
   Beginning                                                79,000       24,000
                                                         ---------    ---------
   Ending                                                $ 264,000    $ 383,000
                                                         =========    =========

Interest Paid                                            $  30,000    $  18,000
                                                         ---------    ---------
Income Taxes Paid (Refunded)                             $    --      $    --
                                                         ---------    ---------






   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  As of July 1, 2000 and for the Quarters Ended
                          July 1, 2000 and July 3, 1999

1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report for the year ended April 1, 2000. The Balance Sheet as of July 1, 2000 and the related Statements of Operations and Statements of Cash Flows for the quarters ended July 1, 2000 and July 3, 1999 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.
                                                  July 1,             April 1,
                                                  2000                 2000
                                            -------------          ------------
                                             (Unaudited)
2.   Inventory Comprises:
       Raw Material                         $   1,896,000         $   1,805,000
       Work-in-Process                          1,162,000             1,167,000
       Finished Goods                             130,000               110,000
                                            -------------         -------------
                                                3,188,000             3,082,000
       Inventory Reserve                       (1,388,000)           (1,388,000)
                                            --------------           -----------
       Net Inventory                        $   1,800,000         $   1,694,000
                                            =============         =============

3.   Accrued Expenses Comprise:
       Accrued Compensation                 $     340,000         $     302,000
       Accrued Rent                               154,000               160,000
       Accrued Real Estate Taxes                   98,000                93,000
       Warranty Reserve                           203,000               203,000
       Accrued Professional Fees                   47,000                71,000
       Accrued Contracted Services                335,000               196,000
       Other                                       88,000               124,000
                                            -------------         -------------
                                            $   1,265,000         $   1,149,000
                                            =============         =============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:
                                                         Quarters Ended
                                                         --------------
                                                    July 1,          July 3,
                                                     2000             1999
                                                 ------------      -----------

     Current Income Taxes                        $     ---         $   ---
     Deferred Income Taxes                             77,000         (231,000)
     Change in Valuation Allowance                    (77,000)         231,000
                                                 ------------      -----------
     Net                                         $     ---         $   ---
                                                 =============     ===========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:
                                                        Quarters Ended
                                                        --------------
                                                    July 1,         July 3,
                                                     2000            1999
                                                 -----------     ------------
     Federal Income Tax Provision (Benefit)
                at Statutory Rate                $    68,000     $   (190,000)
     State Income Taxes, Net of Federal Benefit       13,000          (37,000)
     Research and Development Credits                 (5,000)          (5,000)
     Non-deductible Amounts                            1,000            1,000
     Change in Valuation Allowance                   (77,000)         231,000
                                                 -----------     ------------
     Income Tax Provision                        $     ---       $       ---
                                                 ===========     ============

     The components of the net deferred tax asset as of July 1 and April 1, 2000 were as follows:
                                                   July 1,         April 1,
                                                    2000             2000
                                               -------------     ------------
     Deferred Tax Items:
         Inventory                             $     563,000     $    563,000
         Accrued Expenses and Reserves               344,000          362,000
         Net Operating Loss Carryforwards          9,260,000        9,324,000
         Tax Credit Carryforwards                    848,000          843,000
         Valuation Allowance                     (11,015,000)     (11,092,000)
                                               --------------    ------------
         Net Deferred Tax Assets               $      ---        $    ---
                                               ==============    ============

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $26 million expiring at various times from 2001 to 2015. Due to certain statutory limitations under Internal Revenue Code Section 382, a portion of such carryforwards may not be available or may expire before being utilized.


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

     The following discussion should be read in conjunction with the Company's Form 10-KSB for its 2000 fiscal year ended April 1, 2000.

Overview

     The Company is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. During fiscal 1999 and fiscal 2000, the Company experienced a significant restructuring of its business, primarily due to the cessation of programs involving two major customers, which contributed approximately 50% of revenues in fiscal 1998. As part of the restructuring, the Company undertook several major organizational changes including the election of Mr. Javad Hassan as Chairman and the execution of a strategic development and manufacturing relationship with NeST associated companies, under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. Mr. Hassan is also the Chairman and primary shareholder of NeST Technologies and NeSTronix which are U.S. based technology service providers that provide engineering development services and turn-key manufacturing services primarily through the use of technology resources of staff and electronic manufacturing operations located in India and controlled by Mr. Hassan's brother, N. Jehangir. Collectively these operations are referred to as NeST.

     As a result of the restructuring actions taken and other contractual agreements between the Company and NeST, Mr. Hassan and the NeST related companies control the voting of 14,391,837 shares of the Company's Common Stock presently owned by the Company's majority shareholder, hold a stock option to purchase 5,000,000 shares of common stock at $.15 per share, and hold warrants to purchase 7,862,334 shares of common stock at $.01 per share. The warrants were issued by the Company as payment for $1,827,197 of engineering development services performed by NeST during fiscal 1999 and fiscal 2000.

     Using the NeST resources, the Company undertook a substantial development program to upgrade its software and certain hardware products, which were introduced during fiscal 2000. These products include complete new system platforms for the Company's Omni2000 software, Scanning Ingress Monitoring Systems, and QuickSTAT.

     During fiscal 2000, the Company experienced significant improvements in its operations as revenue levels increased due to the improved product set and expanded marketing activities. Operating costs decreased due to improved gross profit margins as a result of the transition to the NeST based manufacturing strategy and development spending declined due to the transition to more cost effective India based development resources. While the Company experienced an operating loss for the fiscal year 2000, it did achieve profitability in its fourth quarter of fiscal 2000.

Results of Operations
---------------------
Qtr 1 Fiscal 2001 vs. 2000                     Qtr 1 2001          Qtr 1 2000
--------------------------                     ----------          ----------
Revenues                                          100.0%             100.0%

Cost of Sales                                      48.6               52.2
Selling, General and Administrative                22.1               31.0
Research and Development                           20.4               47.7
                                                   ----               ----

Operating Income (Loss)                             6.1              (26.5)
Other Expense                                       (.8)               (.8)
                                                   -----             -----

Income (Loss) Before Income Taxes                   5.3              (27.3)
Income Tax Provision                                (.1)               (.1)
                                                   -----             -----

Net Income (Loss)                                   5.4%             (27.4)%
                                                   ====              =====

Revenues

     Revenues for the first quarter of fiscal 2001 ended July 1, 2000 were $3.7 million, representing an 83% increase compared to first quarter fiscal 2000 revenues. During the second half of fiscal 2000, the Company's revenues began improving due to market acceptance of the new products and increased marketing and selling activities. The Company is experiencing the benefit of its new Omni2000 software platform introduced during fiscal 2000 with continued strong sales to its OEM and MSO channels.

     OEM revenues were 77% of total revenues in the first quarter of fiscal 2001 and 73% in the first quarter of fiscal 2000. Two OEM's contributed approximately 81% of the OEM revenues during the first quarter of fiscal 2001. The Company maintains key strategic OEM relationships with Motorola, Philips and Scientific-Atlanta and others who purchase the Company's products under private label relationships and re-sell primarily to their international customers. As the purchase of the Company's products is generally associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     Development and software revenues totaled $410,000 and $263,000 in the first quarters of fiscal 2001 and 2000, respectively. The Company experienced increased software revenues during the first quarter of fiscal 2001 due to the introduction of the new Omni2000 software platform during fiscal 2000. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales

     Cost of sales includes manufacturing costs of the Company's hardware products. Cost of sales represented 48.6% of revenues in the first quarter of fiscal 2001 compared to 52.2% in the first quarter of fiscal 2000. The Company's gross product margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin. Cost of sales decreased as a percentage of revenues in fiscal 2001 due to reduced material component costs related to the design of new products released in the second half of fiscal 2000. Also contributing to the decrease are lower manufacturing costs due to the transition of all manufacturing operations to NeSTronix in January 2000.

Selling, General and Administrative

     Selling, general and administrative (S,G&A) expenses were approximately $826,000 in the first quarter of fiscal 2001 and $633,000 in the first quarter of fiscal 2000 with the increase due to higher costs incurred in supporting the increased business level.

Research and Development

     Research and development expense totaled $864,000 for the first quarter of fiscal 2001 compared to $887,000 in the first quarter of fiscal 2000. The Company continued to spend a significant amount on research and development related to the Company's major development efforts to upgrade and expand its software and hardware products. Expense for NeST development services totaled $482,000 and $440,000 in the first quarters of fiscal 2001 and 2000, respectively. The Company expects research and development spending to increase in fiscal 2001 to support increased customer demand for more advanced systems and software.

Operating Income (Loss)

     The Company experienced its second consecutive profitable quarter in the first quarter of fiscal 2001 compared to operating losses during the first three quarters of fiscal 2000. The improved results are due to the combined effect of increased revenues and reduced manufacturing costs as described above.

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

     Demand for CATV monitoring products has increased as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. As previously noted, the Company's operations were adversely impacted in fiscal 1999 and during the first three quarters of fiscal 2000 by the combined impact of reduced revenues and the need to upgrade its software products. The Company's operations are subject to the timing and success of new product introductions and the scheduling of orders by customers. The Company also continues to identify product development needs in excess of its available development resources, which in the past has negatively impacted its competitive position. The Company believes its strategic relationship with NeST will allow the Company to become more responsive to market requirements.

Liquidity and Capital Resources

     In the first quarter of fiscal 2001, the Company generated net cash of $185,000 compared to generating net cash of $359,000 in the first quarter of fiscal 2000. The Company generated cash to finance its operating loss in the first quarter of fiscal 2000 primarily through a reduction in accounts receivable, increase in accrued expenses, borrowings under the line of credit, and proceeds from the exercise of stock options.

     The Company generated less net cash during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 primarily due to the payment of NeST services in cash which commenced in January 2000. Prior to this, NeST development services were paid through the issuance of warrants.

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

     The Company's line of credit is limited to $750,000 which was fully borrowed and outstanding at July 1, 2000. Borrowings under the line are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. As a result of the losses incurred for fiscal 2000, the Company was in technical default on several financial covenants under the line of credit agreement. In July 2000, the Company received a waiver of the default from the bank as well as an extension of the line through July 31, 2001.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2001. No amounts were borrowed under this line since its inception.

     Under the terms of the NeST Development Agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company elected to issue NeST warrants ($.01 exercise price) to purchase 4,234,018 shares of the Company's common stock in payment of $670,000 of NeST development services for the period from November 1998 through March 1999 and issued warrants to purchase 3,628,316 shares of the Company's common stock in payment of $1,157,197 of NeST development services for the period from April 1999 through December 1999. In addition, a total of $569,083 of NeST development expenses were incurred during fiscal 2000 of which $299,042 was paid in cash and $270,041 is reflected as a liability on the Company's balance sheet as of April 1, 2000. As a result of improved operations, the Company has been paying ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of 10 million total shares under the NeST Agreement.

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

     Capital expenditures totaled $19,000 in the first quarter of fiscal 2001 and $14,000 in the first quarter of fiscal 2000 which included computers, manufacturing assembly and test equipment, and facility related improvements and fixtures.

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

     The Company determined that its internal reporting system would not properly utilize dates beyond December 31, 1999. A replacement software system was installed and fully operational since July 10, 2000. The anticipated cost of this project is $175,000, of which $150,000 has been expended to date.

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

             ****4-b  (4.2) Warrant issued to NeST.

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

            ***10-b. Joint Development Agreement between AM Communications and Scientific-Atlanta dated May 1996.

            ***10-c. Distribution Agreement and Manufacturing License dated June 14, 1996.

            ***10-d.  Registration Rights Agreement dated June 17, 1996.

            ***10-e.  Warrant Agreement dated June 17, 1996.

           ****10-f.  1999 Stock Option Plan.

           ****10-g.  Line of Credit Commitment Letter with Progress Bank dated
                      June 29, 1999.

           ****10-h.  Services Agreement between the Company and Jay Hassan

           ****10-i.  Consulting Services Agreement between the Company and
                      NeST.

           *****10-j  Manufacturing Services Agreement between the Company and
                      NeSTronix. (Exhibit 10.1)

                 23.  Consent of Grant Thornton LLP dated July 11, 2000.

                23.1  Consent of KPMG LLP dated July 10, 2000.

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

                **** Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 3, 1999.

               ***** Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000.


     (b) No reports on Form 8-K have been filed for the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AM COMMUNICATIONS, INC.
                                             (Registrant)


Date: August 14, 2000                 By:  /s/ Keith D. Schneck
      -----------------                    ------------------------------------
                                           Keith D. Schneck
                                           Chief Financial Officer and Director