Form 10QSB
period 2000-09-30
AM COMMUNICATIONS INC
filed 2000-11-14
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856
                         ------


                             AM COMMUNICATIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                        23-1922958
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Boulevard, Quakertown, PA                     18951-2237
--------------------------------------                     ----------
   (Address of principal executive offices)                (Zip Code)

                                 (215) 538-8700
                                  -------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

On October 31, 2000, there were 33,478,717 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes____     No __X__

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I.       FINANCIAL INFORMATION                                     PAGE NO.
                                                                        --------

Item 1.       Financial Statements

              Balance Sheets - September 30 (Unaudited) and
              April 1, 2000                                                    3

              Statements of Operations - Quarters and Six Months Ended
              September 30, 2000 and October 2, 1999 (Unaudited)               4

              Statements of Cash Flows -- Six Months Ended
              September 30, 2000 and October 2, 1999 (Unaudited)               5

              Notes to Financial Statements                                6 - 8

Item 2.       Management's Discussion and Analysis of Operations          8 - 13



PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                           14 - 15

Item 1.  Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                                                    September 30,          April 1,
                                                                         2000                2000
                                                                    ---------------      -------------
ASSETS                                                                (Unaudited)
Current Assets:
   Cash                                                            $        20,000     $       79,000
   Accounts Receivable, Net of Reserves of $199,000
      at September 30 and April 1, 2000                                  2,690,000          2,439,000
   Due from Affiliate                                                      165,000             52,000
   Inventory                                                             1,462,000          1,694,000
   Prepaid Expenses and Other                                              120,000             79,000
                                                                   ---------------     --------------
      Total Current Assets                                               4,457,000          4,343,000

   Equipment and Fixtures, Net                                             186,000            216,000
   Other Assets                                                              9,000             16,000
                                                                   ---------------     --------------
   Total Assets                                                    $     4,652,000     $    4,575,000
                                                                   ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                    $         2,000     $        2,000
   Current Portion of Notes Payable                                         30,000             30,000
   Bank Line of Credit                                                     750,000            750,000
   Accounts Payable                                                      1,224,000          1,650,000
   Deferred Revenue                                                         20,000            126,000
   Accrued Expenses                                                      1,113,000          1,149,000
                                                                   ---------------     --------------
      Total Current Liabilities                                          3,139,000          3,707,000
                                                                   ---------------     --------------

Capital Lease Obligations - Long Term                                        2,000              3,000
Notes Payable - Long Term                                                   90,000             90,000
Deferred Revenue                                                            72,000                ---
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 25,825 Shares at
   September 30 and April 1, 2000                                        2,583,000          2,583,000
                                                                   ---------------     --------------

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized 100,000,000
   Shares at September 30 and April 1, 2000; Issued
   and Outstanding 33,478,717 Shares at September 30
   and 33,335,090 Shares at April 1, 2000                                3,349,000          3,333,000
Capital in Excess of Par                                                33,296,000         33,288,000
Accumulated Deficit                                                    (37,879,000)       (38,429,000)
                                                                   ----------------    --------------
   Stockholders' Equity (Deficit)                                       (1,234,000)        (1,808,000)
                                                                   ----------------    --------------
Total Liabilities and Stockholders' Equity                         $     4,652,000     $    4,575,000
                                                                   ===============     ==============



   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended                    Six Months Ended
                                              September 30,       October 2,       September 30,       October 2,
                                                   2000              1999              2000              1999
                                             --------------     -------------      -------------     --------------


Revenues                                     $    3,887,000     $   2,126,000     $   7,621,000      $    4,169,000

Cost and Expenses:
   Cost of Sales                                  1,942,000           966,000         3,757,000           2,032,000
   Selling, General and Administrative              698,000           639,000         1,524,000           1,272,000
   Research and Development                         863,000           791,000         1,727,000           1,678,000
                                             --------------     -------------     -------------      --------------

Operating Income (Loss)                             384,000          (270,000)          613,000            (813,000)
Other Income (Expense)                              (34,000)          (19,000)          (63,000)            (35,000)
                                             ---------------    -------------     -------------      --------------

Income (Loss) Before Income Taxes                   350,000          (289,000)          550,000            (848,000)
                                             --------------     -------------     -------------      --------------

Net Income (Loss)                            $      350,000     $   (289,000)     $     550,000      $     (848,000)
                                             ==============     =============    ==============      ==============

Basic Net Income (Loss) Per Share            $         0.01     $       (0.01)    $        0.02      $        (0.03)
                                             ==============     =============     =============      ==============

Diluted Net Income (Loss) Per Share          $         0.01     $       (0.01)    $        0.01      $        (0.03)
                                             ==============     =============     =============      ==============

Shares Used in Computation of Basic
   Net Income (Loss) Per Share                   33,429,000        32,270,000        33,406,000          31,739,000
                                             ==============     =============     =============      ==============

Shares Used in Computation of Diluted
   Net Income (Loss) Per Share                   53,622,000        32,270,000        53,855,000          31,739,000
                                             ==============     =============     =============      ==============




   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended
                                                                    ----------------------------------
                                                                      September 30,       October 2,
                                                                          2000               1999
                                                                    ------------------  --------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                               $       550,000      $    (848,000)
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided By (Used in) Operating Activities:
     Warrants Issued to NeST for Services                                     ---             773,000
     Depreciation and Amortization                                          93,000            164,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                                (251,000)           156,000
       Due from Affiliate                                                 (113,000)          (176,000)
       Inventory                                                           232,000           (164,000)
       Prepaid Expenses and Other                                          (39,000)           (15,000)
       Accounts Payable                                                   (426,000)          (273,000)
       Deferred Revenue                                                    (34,000)               ---
       Accrued and Other Expenses                                          (36,000)            93,000
                                                                   ----------------     -------------
Net Cash Used In Operating Activities                                      (24,000)          (290,000)
                                                                   ----------------     -------------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                             (58,000)           (24,000)
                                                                   ----------------     -------------
Net Cash Used In Investing Activities                                      (58,000)           (24,000)
                                                                   ----------------     -------------

Cash Flows from Financing Activities:
   Proceeds from Borrowings on Bank Line of Credit                             ---            125,000
   Exercise of Stock Options                                                24,000            191,000
   Issuance of Warrants                                                        ---             25,000
   Payments Under Capital Lease Obligations                                 (1,000)           (31,000)
                                                                   ----------------     -------------
Net Cash Provided By Financing Activities                                   23,000            310,000
                                                                   ---------------      -------------

Net Increase (Decrease) In Cash                                            (59,000)            (4,000)
Cash:
   Beginning                                                                79,000             24,000
                                                                   ---------------      -------------
   Ending                                                          $        20,000      $      20,000
                                                                   ===============      =============

Interest Paid                                                      $        34,000      $      38,000
                                                                   ===============      =============
Income Taxes Paid                                                  $           ---      $       2,000
                                                                   ===============      =============
Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                         $           ---      $       6,000
                                                                   ===============      =============



   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
           As of September 30, 2000 and for the 26 Week Periods Ended
                     September 30, 2000 and October 2, 1999


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report for the year ended April 1, 2000. The Balance Sheet as of September 30, 2000 and the related Statements of Operations and Statements of Cash Flows for the quarters and six months ended September 30, 2000 and October 2, 1999 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.


                                            September 30,           April 1,
                                                2000                  2000
                                           ---------------       -------------
                                             (Unaudited)           (Audited)
2.   Inventory Comprises:
       Raw Material                       $     1,896,000       $     1,805,000
       Work in Process                            738,000             1,167,000
       Finished Goods                             216,000               110,000
                                          ---------------       ---------------
                                                2,850,000             3,082,000
       Inventory Reserves                      (1,388,000)           (1,388,000)
                                          ----------------      ---------------
       Net Inventory                      $     1,462,000       $     1,694,000
                                          ===============       ===============

3.   Accrued Expenses Comprise:
       Accrued Compensation               $       294,000       $       302,000
       Accrued Contracted Services                189,000               196,000
       Accrued Rent                               142,000               160,000
       Accrued Real Estate Taxes                  111,000                93,000
       Warranty Reserve                           203,000               203,000
       Accrued Professional Fees                   48,000                71,000
       Other                                      126,000               124,000
                                          ---------------       ---------------
                                          $     1,113,000       $     1,149,000
                                          ===============       ===============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:
                                                       Six Months Ended
                                                       ----------------
                                                 September 30,        October 2,
                                                      2000               1999
                                                 -------------        ----------

     Current Income Taxes                          $     ---          $     ---
     Deferred Income Taxes                           216,000           (352,000)
     Change in Valuation Allowance                  (216,000)           352,000
                                                  ----------          ---------
     Net                                           $     ---          $     ---
                                                   =========         ==========

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:
                                                         Six Months Ended
                                                         ----------------
                                                 September 30,       October 2,
                                                     2000                1999
                                                  -------------     ------------
     Federal Income Tax Provision (Benefit) at
        Statutory Rate                             $ 187,000          $(288,000)
     State Income Taxes, Net of Federal Benefit       37,000            (56,000)
     Research and Development Credits                (10,000)           (10,000)
     Permanent Differences                             2,000              2,000
     Change in Valuation Allowance                  (216,000)           352,000
     Other                                               ---                ---
                                                   ---------         ----------
     Income Tax Provision                          $     ---         $      ---
                                                   =========         ==========

     The components of the net deferred tax asset as of September 30 and April 1 were as follows:
                                                September 30,        April 1,
                                                    2000               2000
                                                --------------    ------------
     Deferred Tax Items:
       Inventory                                $    563,000       $    563,000
       Accrued Expenses and Reserves                 334,000            362,000
       Net Operating Loss Carryforwards            9,127,000          9,324,000
       Tax Credit Carryforwards                      852,000            843,000
       Valuation Allowance                       (10,876,000)       (11,092,000)
                                                ------------       ------------
       Net Deferred Tax Assets                  $        ---       $        ---
                                                ============       ============

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $26 million expiring at various times from 2001 to 2015. Due to certain statutory limitations under Internal Revenue Code, a portion of such carryforwards may expire unutilized.

5.   Net Income (Loss) Per Share

     The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

                                                     Three Months Ended                     Six Months Ended
                                             September 30,         October 2,         September 30,      October 2,
                                                 2000                 1999                2000              1999
                                             -------------        -----------         -------------     -----------
      Net Income (Loss)                      $     350,000        $ (289,000)         $   550,000       $ (848,000)
      Basic Weighted Shares
       Outstanding                              33,429,000        32,270,000           33,406,000       31,739,000
      Convertible Preferred Stock,
       Warrants and Dilutive Options            20,193,000               ---           20,449,000              ---
                                             -------------        -----------         -------------     -----------
      Diluted Shares                            53,622,000        32,270,000           53,855,000       31,739,000
      Net Income (Loss) Per Common
       Share
           Basic                                      0.01             (0.01)                0.02            (0.03)
           Diluted                                    0.01             (0.01)                0.01            (0.03)

     In fiscal 2000, convertible preferred stock, warrants, and options to purchase common stock were not included in the computation of diluted EPS because they would be anti-dulutive and increase the net loss per share.

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

Overview
     The Company is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. During fiscal 1999 and fiscal 2000, the Company experienced a significant restructuring of its business, primarily due to the cessation of programs involving two major customers, which contributed approximately 50% of revenues in fiscal 1998. As part of the restructuring, the Company undertook several major organizational changes including the election of Mr. Javad Hassan as Chairman and the execution of a strategic development and manufacturing relationship with NeST (as defined below). Pursuant to this relationship, NeST provides a substantial portion of the Company's engineering and manufacturing requirements. Mr. Hassan is also the Chairman and primary shareholder of NeST Technologies, Inc. and NeSTronix, Inc. which are U.S. based technology service providers that provide engineering development services and turn-key manufacturing services, primarily through the use of technology staff resources and electronic manufacturing operations located in India and controlled by Mr. Hassan's brother, N. Jehangir. Collectively, these operations are referred to as "NeST" resources.

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

     During the second half of fiscal 2000 and continuing into fiscal 2001, the Company experienced significant improvements in its operations as revenue levels increased due to the improved product set and expanded marketing activities. Gross profit margins also improved due to the transition to the NeST-based manufacturing strategy and operating costs decreased due to more efficient development spending through the use of India-based NeST development resources. While the Company experienced an operating loss for the fiscal year 2000, it did achieve profitability in its fourth quarter of fiscal 2000.

Results of Operations
Quarter 2 Fiscal 2001 vs. 2000
                                                 Quarter 2            Quarter 2
                                                   2001                  2000
                                                 --------             --------
Revenues                                          100.0%               100.0%

Cost of Sales                                      50.0                 45.4
Selling, General and Administrative                18.0                 30.1
Research and Development                           22.0                 37.2
                                                   ----                 ----

Operating Income (Loss)                            10.0                (12.7)
Other Income (Expense)                             (1.0)                 (.9)
                                                  -----                -----

Income (Loss) Before Income Taxes                   9.0                 13.6
Income Tax Provision                                 --                   --
                                                  -----                -----

Net Income (Loss)                                   9.0%                13.6%
                                                  =====                =====

Revenues
     Revenues were $3.9 million and $7.6 million for the second quarter and first six months of fiscal 2001 ended September 30, 2000, representing an 83% increase, compared to the prior year periods. The increase in revenues is due to expanding revenues from sales of the Company's products to both existing and new customers. During the second half of fiscal 2000 and continuing into fiscal 2001, the Company's revenues showed growth due to market acceptance of the Company's new products and increased marketing and selling activities by the Company. The Company is experiencing the benefit of its new Omni2000 software platform introduced during fiscal 2000 and continued strong sales to its OEM and MSO channels.

     OEM revenues were 70% and 73% of total revenues in the second quarter and first six months of fiscal 2001, respectively compared to 59% and 66% in the comparable periods in fiscal 2000. The Company maintains key strategic OEM relationships with General Instrument, Philips and Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers. Two OEMs contributed 46% and 54% of total revenues for the second quarter and first six months of fiscal 2001, respectively, compared to 45% and 57% in the comparable periods in fiscal 2000. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     Backlog was $4.4 million at September 30, 2000 compared to $2.0 million a year ago. While the backlog has subsequently risen to $5.6 million as of November 9, 2000, the Company's ability to continue revenue growth in the near-term December 2000 quarter is being impacted by material component shortages, lengthening material lead times and delays in receiving recent new orders which impact the Company's manufacturing cycle times. The Company expects that any revenue shortfall from this situation will be recovered in the Company's fourth quarter ended March 2000.

     Development and software revenues totaled $609,000 and $1.0 million in the second quarter and first six months of fiscal 2001, respectively, compared to $358,000 and $620,000 in the second quarter and first six months of fiscal 2000, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred. The increase in revenues is primarily due to the introduction of the Company's new Omni2000 software platform.

Cost of Sales
     Cost of sales includes all manufacturing costs of the Company's hardware products. Cost of sales represented 50% of revenues in the second quarter of fiscal 2001 compared to 45% in the second quarter of fiscal 2000 and 49% and 49% in the first six months of fiscal 2001 and 2000, respectively. The increase in the cost of sales percentage for the second quarter of fiscal 2001 is due to larger manufacturing variances incurred in the second quarter of fiscal 2001 including increased purchase prices on material components due to industry shortages on certain items. The Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
     Selling, general and administrative (S,G & A) expenses were $698,000 and $639,000 in the second quarter of fiscal 2001 and fiscal 2000, respectively, and $1.5 million and $1.3 million for the first six months of fiscal 2001 and 2000, respectively. S,G & A expenses increased as the Company has added to its direct sales and application engineering staff to support the Company's new product introductions and expanded selling efforts. The Company expects S,G & A expenses to continue to increase to support the expanded revenue base.

Research and Development
     Research and development expense totaled approximately $863,000 and $1.7 million in the second quarter and first six months of fiscal 2001 compared to $791,000 and $1.7 million reported in the comparable periods a year ago. The Company was previously limited in its access to development resources and this negatively impacted its competitive position. As a result of the NeST partnership announced in November 1998, the Company has significantly increased the number of engineering staff members working on Company projects and began releasing new products in the second quarter of fiscal 2000, including its new Omni2000 software platform, Omni2000 Ingress Management System, a new lower cost master control unit, and several new transponders. The Company expects research and development spending to continue to increase during the remainder of fiscal 2001 to support increased customer demand for more advanced systems and software.

     The Company has the option of paying for development services provided by NeST in cash or warrants to purchase shares of the Company's stock. NeST expenses incurred during the second quarter and first six months of fiscal 2001 were $520,000 and $1.0 million, respectively, and are being paid in cash. NeST expenses incurred during the second quarter and first six months of fiscal 2000 were $383,000 and $823,000, respectively, and were paid by the issuance of warrants to purchase 2,489,248 shares of the Company's Common Stock. The warrants are exercisable at $0.01 per share, subject to the application of certain anti-dilution provisions set forth in the warrants, on or before April 3, 2004.

Operating Income (Loss)
     The Company reported operating income of $384,000 and $613,000 for the second quarter and first six months of fiscal 2001, respectively, compared to operating losses of $270,000 and $813,000 for the second quarter and first six months of fiscal 2000, respectively. The transition by the Company from an operating loss to operating profit is the result of increasing revenues and a reduction in operating costs, including product costs and research and development, as a percentage of revenues. This reduction in operating costs is primarily attributable to the cost savings achieved from the Company's strategic relationship with NeST.

Income Taxes
     Due to its significant net operating loss carryforward, the Company is subject to minimum income taxes which include state income taxes and federal income taxes based on an "alternative minimum tax" calculation.

Industry Factors
     The cable and broadband communications industry is presently undergoing significant change as cable television (CATV) operators continue to expand and consolidate their operations. Operators are also implementing new interactive services such as video on demand, Internet access and telephony. In addition, competition for video services has increased with new entrants, including telephone and satellite providers. This has resulted in existing CATV operators planning to expand and upgrade their distribution infrastructures and new providers planning to construct new distribution systems capable of providing a mix of services. However, there continues to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries, including governmental regulations, competing distribution technologies, and significant capital costs.

     Demand for CATV monitoring products has increased recently as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. As previously noted, the Company's operations were adversely impacted in fiscal 1999 and during the first three quarters of fiscal 2000 by the combined impact of reduced revenues (resulting from customers electing to cease certain programs) and the need for the Company to upgrade its software products. The Company's operations and revenues are driven, in large part by the timing and success of new product introductions and the scheduling of orders by customers. The Company also continues to identify product development needs in excess of its available development resources, which in the past has negatively impacted its competitive position. The Company believes its strategic relationship with NeST will allow the Company to become more responsive to market requirements.

Liquidity and Capital Resources
     In the first six months of fiscal 2001, the Company consumed net cash of $59,000 compared to consuming net cash of $4,000 in the first six months of fiscal 2000. The Company financed its operating loss in the first six months of fiscal 2000 primarily through a reduction in accounts receivable, an increase in accrued expenses, borrowings under its line of credit, issuance of warrants to NeST for development services, and proceeds from the exercise of stock options.

     While the Company operated at a profit for the first six months of fiscal 2001, the Company consumed greater net cash compared to the prior year primarily due to the payment of NeST services in cash, which commenced in January 2000. Prior to this, NeST development services were paid through the issuance of warrants by the Company.

     The Company's line of credit is limited to $750,000 which was fully borrowed and outstanding at September 30, 2000. Borrowings under the line are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. As a result of the losses incurred for fiscal 2000, the Company was in technical default on several financial covenants under the line of credit agreement. In July 2000, the Company received a waiver of the default from the bank as well as an extension of the line through July 31, 2001. Subsequent to September 30, 2000, the Company negotiated an increase in availability under the bank line of credit to $1 million.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan agreed to provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2001. No amounts were borrowed under this line since its inception.

     Under the terms of the NeST Development Agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company elected to issue NeST warrants ($.01 exercise price) to purchase 4,234,018 shares of the Company's common stock in payment of $670,000 of NeST development services for the period from November 1998 through March 1999 and issued warrants to purchase 3,628,316 shares of the Company's common stock in payment of $1,157,197 of NeST development services for the period from April 1999 through December 1999. In addition, a total of $569,083 of NeST development expenses were incurred during fiscal 2000 of which $299,042 was paid in cash and $270,041 is reflected as a liability on the Company's balance sheet as of April 1, 2000. As a result of improved operations, the Company has been paying ongoing NeST development expenses in cash, but continues to have the option to issue warrants (up to a limit of 10 million total shares) under the NeST Development Agreement.

     The Company's restructuring actions taken during fiscal 1999 and 2000 reduced operating cash expenses as a percentage of revenues. The Company expects to continue to utilize the NeST technology resources in India and NeSTronix for core development and manufacturing efforts and the finance and administrative group within the Company will continue to provide ongoing support services to NeST-based businesses, all of which are expected to continue to allow the Company to improve its operating cost structure. The Company began experiencing positive results from this strategy during fiscal 2000.

     The Company believes that cash from profitable operations, available lending lines and the ability to pay for NeST development services in cash or warrants, will provide sufficient liquidity to support its operations through the next fiscal year. However, should operating losses re-occur which cannot be supported, the Company would expect to implement further actions to reduce expenses or raise additional capital to enable continued execution of its strategy. The Company has also announced its intention to execute certain new strategic growth initiatives which would require additional capital to support. There can be no assurance that additional capital could be raised under acceptable terms, if at all.

     Capital expenditures totaled $58,000 in the first six months of fiscal 2001 and $30,000 in the first six months of fiscal 2000 which included computers, manufacturing assembly and test equipment, and facility related improvements and fixtures.

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

     The Company determined that its internal reporting system would not properly utilize dates beyond December 31, 1999. A replacement software system was installed and has been fully operational since July 10, 2000. The cost of this project was $200,000.

     The Company has undertaken a review of all internal systems and products and has replaced or modified any non-compliant software and hardware with new compliant systems. As a result, the Company believes that it has minimal exposure to contingencies related to the Year 2000 Issue for the products it has sold and its financial and accounting systems. The Company has expended approximately $10,000 in external costs to date on such efforts and believes any additional amounts in the future to be minimal.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) (1)  Exhibits
              (See end of exhibit list for footnote references indicated by asterisks

               *3-a.  (3.1) Restated Certificate of Incorporation of Registrant.

               *3-b.  (3.2) Amended By-Laws of Registrant.

               *4-a. (4.1) Specimen of Common Stock Certificate, par value $.10 per share.

             ****4-b  Warrant issued to NeST.


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


           ****10-f.  1999 Stock Option Plan.


           ****10-g.  Line of Credit Commitment Letter with Progress Bank dated
                      June 29, 1999.

           ****10-h.  Services Agreement between the Company and Jay Hassan

           ****10-i.  Consulting Services Agreement between the Company and
                      NeST.

          *****10-j.  Manufacturing Services Agreement between the Company and
                      NeSTronix.

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

                **** Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on 10-KSB for the fiscal year ended April 3, 1999.


               ***** Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on 10-KSB for the fiscal year ended April 1, 2000.

     (b) No reports on Form 8-K have been filed for the period covered by this report.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AM COMMUNICATIONS, INC.
                                                      (Registrant)



Date:    November 14, 2000                      By: /s/ Keith D. Schneck
       -------------------------                    ----------------------------
                                                Keith D. Schneck
                                                Chief Financial Officer