Form 10QSB
period 2000-12-30
AM COMMUNICATIONS INC
filed 2001-02-14
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

On February 7, 2001, there were 42,151,051 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____  No __X__

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 30, 2000

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                            PAGE NO.
--------------------------------                                                            --------
Item 1.    Financial Statements

           Balance Sheets - December 30, 2000 (Unaudited) and April 1, 2000                   3

           Statements of Operations -- Three Month Periods and Nine Month                     4
           Periods Ended December 30, 2000 and January 1, 2000
           (Unaudited)

           Statements of Cash Flows -- Nine Month Periods Ended December 30,
           2000 and January 1, 2000 (Unaudited)                                               5

           Notes to Financial Statements                                                      6 - 7

Item 2.    Management's Discussion and Analysis of Operations                                 7 - 13



PART II.   OTHER INFORMATION
----------------------------

Item 4.    Submission of Matters to a Vote of Security Holders                                14

Item 6.    Exhibits and Reports on Form 8-K                                                   14


Item 1.    Financial Statements

                             AM COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                         December 30,          April 1,
                                                                             2000                2000
                                                                        --------------      --------------
                                                                          (Unaudited)
ASSETS
Current Assets:
   Cash                                                                 $       14,000      $       79,000
   Accounts Receivable, Net of Reserves of $199,000 at
      December 30, 2000 and April 1, 2000                                    2,620,000           2,439,000
   Due from Affiliates                                                         159,000              52,000
   Inventory                                                                 2,341,000           1,694,000
   Prepaid Expenses and Other                                                  153,000              79,000
                                                                        --------------      --------------
      Total Current Assets                                                   5,287,000           4,343,000

   Equipment and Fixtures, Net                                                 227,000             216,000
   Other Assets                                                                  9,000              16,000
                                                                        --------------      --------------
   Total Assets                                                         $    5,523,000      $    4,575,000
                                                                        ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                         $        2,000      $        2,000
   Current Portion of Notes Payable                                             53,000              30,000
   Bank Line of Credit                                                       1,000,000             750,000
   Accounts Payable                                                          1,716,000           1,650,000
   Deferred Revenue                                                            102,000             126,000
   Accrued Expenses                                                            925,000           1,149,000
                                                                        --------------      --------------
      Total Current Liabilities                                              3,798,000           3,707,000
                                                                        --------------      --------------
Capital Lease Obligations - Long Term                                            2,000               3,000
Notes Payable - Long Term                                                       67,000              90,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares; Issued
   and Outstanding 19,825 Shares at December 30, 2000 and
   25,825 at April 1, 2000                                                   1,983,000           2,583,000
                                                                        --------------      --------------
Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized 100,000,000
   Shares at December 30, 2000 and April 1, 2000; Issued
   and Outstanding 35,288,717 Shares at December 30, 2000
   and 33,335,090 at April 1, 2000                                           3,530,000           3,333,000
Capital in Excess of Par                                                    33,872,000          33,288,000
Accumulated Deficit                                                        (37,729,000)        (38,429,000)
                                                                        --------------      --------------
   Stockholders' Equity (Deficit)                                             (327,000)         (1,808,000)
                                                                        --------------      --------------
Total Liabilities and Stockholders' Equity                              $    5,523,000      $    4,575,000
                                                                        ===============     ==============

                See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                                -----------------------------       ------------------------------
                                                 December 30,    January 1,         December 30,        January 1,
                                                     2000           2000                 2000              2000
                                                ------------    -------------       ------------     -------------
Revenues                                         $3,574,000      $  2,669,000       $11,195,000      $   6,838,000

Cost and Expenses:
   Cost of Sales                                  1,725,000         1,610,000         5,482,000          3,642,000
   Selling, General and Administrative              774,000           675,000         2,298,000          1,946,000
   Research and Development                         891,000           763,000         2,618,000          2,441,000
                                                 ----------      ------------       -----------      -------------
Operating Income (Loss)                             184,000          (379,000)          797,000         (1,191,000)
Other Expense                                       (34,000)          (22,000)          (97,000)           (57,000)
                                                 ----------      ------------       -----------      -------------
Income (Loss) Before Income Taxes                   150,000          (401,000)          700,000         (1,248,000)
                                                 ----------      ------------       -----------      -------------
Net Income (Loss)                                $  150,000      $   (401,000)      $   700,000      $  (1,248,000)
                                                 ==========      ============       ===========      =============
Basic Net Income (Loss) Per Share                $      NIL      $      (0.01)      $      0.02      $       (0.04)
                                                 ==========      ============       ===========      =============
Diluted Net Income (Loss) Per Share              $      NIL      $      (0.01)      $      0.01      $       (0.04)
                                                 ==========      ============       ===========      =============
Shares Used in Computation of Basic
 Net Income (Loss) Per Share                     34,021,000        32,367,000        33,611,000         31,948,000
                                                 ==========      ============       ===========      =============
Shares Used in Computation of
 Diluted Net Income (Loss) Per Share             53,619,000        32,367,000        52,962,000         31,948,000
                                                 ==========      ============       ===========      =============


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                    -------------------------------------
                                                                       December 30,         January 1,
                                                                            2000              2000
                                                                    ----------------    -----------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                   $ 700,000          $ (1,248,000)
   Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by (Used in) Operating Activities:
     Warrants Issued to NeST for Services                                    ---             1,157,000
     Depreciation and Amortization                                       130,000               228,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                              (181,000)             (780,000)
       Due from Affiliates                                              (107,000)             (184,000)
       Inventory                                                        (647,000)              (16,000)
       Prepaid Expenses and Other                                        (73,000)              (67,000)
       Accounts Payable                                                   66,000               307,000
       Deferred Revenue                                                  (24,000)              151,000
       Accrued and Other Expenses                                       (224,000)              161,000
                                                                       ---------          ------------
Net Cash Used In Operating Activities                                   (360,000)             (291,000)

Cash Flows Used In Investing Activities:
   Purchase of Equipment and Intangible Assets                          (135,000)              (49,000)
                                                                       ---------          ------------
Net Cash Used In Investing Activities                                   (135,000)              (49,000)

Cash Flows From (Used In) Financing Activities:
   Proceeds from Borrowings Under Bank Line of Credit                    250,000               125,000
   Exercise of Stock Options                                             181,000               197,000
   Issuance of Warrants                                                      ---                36,000
   Payments Under Capital Lease Obligations                               (1,000)              (36,000)
                                                                       ---------          ------------
Net Cash Provided By Financing Activities                                430,000               322,000

Net Decrease In Cash                                                     (65,000)              (18,000)
Cash:
   Beginning                                                              79,000                24,000
                                                                       ---------          ------------
   Ending                                                              $  14,000          $      6,000
                                                                       =========          ============
Interest Paid                                                          $  92,000          $     59,000
                                                                       =========          ============
Income Taxes Paid                                                      $     ---          $      2,000
                                                                       =========          ============
Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease                             $     ---          $      6,000
                                                                       =========          ============


                        See Notes to Financial Statements

                             AM COMMUNICATIONS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
            As of December 30, 2000 and for the 39 Week Periods Ended
                      December 30, 2000 and January 1, 2000


1. The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in AM Communications, Inc.'s Annual Report for the fiscal year ended April 1, 2000. The Balance Sheet as of December 30, 2000 and the related Statements of Operations and Statements of Cash Flows for the quarters and nine months ended December 30, 2000 and January 1, 2000 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

                                            December 30,            April 1,
                                                2000                  2000
                                           --------------        --------------
                                             (Unaudited)
2.   Inventory Comprises:
       Raw Material                        $    2,727,000        $    1,805,000
       Work in Process                            912,000             1,167,000
       Finished Goods                             190,000               110,000
                                           --------------        --------------
                                                3,829,000             3,082,000
       Inventory Reserves                      (1,488,000)           (1,388,000)
                                           --------------        --------------
       Net Inventory                       $    2,341,000        $    1,694,000
                                           ==============        ==============

3.   Accrued Expenses Comprise:
       Accrued Compensation                $      363,000        $      302,000
       Accrued Contracted R&D                      27,000               196,000
       Accrued Trade Show Costs                    10,000                44,000
       Accrued Rent                               116,000               160,000
       Accrued Real Estate Taxes                   32,000                93,000
       Warranty Reserve                           203,000               203,000
       Accrued Income Taxes                           ---                   ---
       Accrued Professional Fees                   34,000                71,000
       Other                                      140,000                80,000
                                           --------------        --------------
                                           $      925,000        $    1,149,000
                                           ==============        ==============

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

5.   Equity Transactions:
     On October 30, 2000, the Company's majority shareholder exercised the right to convert 6,000 shares of senior convertible preferred stock into 800,000 shares of the Company's common stock.

6.   Net Income (Loss) Per Share:
     The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

                                               Three Months Ended                   Nine Months Ended
                                        December 30,          January 1,     December 30,         January 1,
                                            2000                 2000            2000                2000
                                        ------------       --------------  ----------------    ---------------
Net Income (Loss)                       $    150,000       $    (401,000)    $     700,000     $   (1,248,000)
Basic Weighted Shares
  Outstanding                             34,021,000          32,367,000        33,611,000         31,948,000
Convertible Preferred Stock,
  Warrants and Dilutive Options           19,598,000                 ---        19,351,000                ---
                                        ------------       -------------     ---------------   --------------
Diluted Shares                            53,619,000          32,367,000        52,962,000         31,948,000
Net Income (Loss) Per Common
  Share
   Basic                                         Nil               (0.01)             0.02              (0.04)
   Diluted                                       Nil               (0.01)             0.01              (0.04)

     In fiscal 2000, convertible preferred stock, warrants, and options to purchase common stock were not included in the computation of diluted EPS because they would be anti-dilutive and increase the net loss per share.

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

     As a result of the restructuring actions taken and other contractual agreements between the Company and NeST, Mr. Hassan and the NeST related companies control the voting of 14,391,837 shares of the Company's Common Stock presently owned by the Company's majority shareholder, hold 1,000,000 shares of common stock, hold a stock option to purchase 4,000,000 shares of common stock at $.15 per share, and hold warrants to purchase 7,862,334 shares of common stock at $.01 per share. Subsequent to December 30, 2000, the NeST related companies exercised the warrants to purchase 7,862,334 shares of common stock.

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

     On October 25, 2000, the Company announced the formation of a new strategic business unit named AM Broadband Services, Inc., a wholly-owned subsidiary of the Company. The mission of this unit will be to provide a range of outside-plant services to CATV operators that will include design, installation, certification and maintenance with a focus on quality and reliability. The Company believes that quality and reliability will be critical metrics as CATV operators battle competitive access providers in the new unregulated communications environment. AM Broadband Services, Inc. began operations on January 5, 2001.

     On October 31, 2000, the Company announced a new strategic business unit, which will be a joint venture with NeST Technologies, Inc., to provide integration of the "back office" software systems used by broadband network service providers. This unit's products and services will be marketed as "AM Broadband Systems". The new business unit will develop a "toolkit" of intelligence-based software products that can be used to provide rapid and efficient systems integration that is customized for each provider's requirements. Under the terms of the relationship, all revenue and expenses will be reported on the Company's books with NeST providing engineering manpower from its pool of over 400 software developers and the Company providing sales and marketing services. No revenues were earned or expenses incurred for the quarter ending December 30, 2000.

Results of Operations
Quarter 3 Fiscal 2001 vs. 2000
                                               Quarter 3            Quarter 3
                                                 2001                  2000
                                               ---------            ---------
Revenues                                         100.0%               100.0%

Cost of Sales                                     48.3                 60.3
Selling, General and Administrative               21.7                 25.3
Research and Development                          24.9                 28.6
                                                 -----                -----
Operating Income (Loss)                            5.1                (14.2)
Other Income (Expense)                             (.9)                 (.8)
                                                 -----                -----
Income (Loss) Before Income Taxes                  4.2                (15.0)
Income Tax Provision                                --                   --
                                                 -----                -----
Net Income (Loss)                                  4.2%               (15.0)%
                                                 =====                =====

Revenues
     Revenues were $3.6 million and $11.2 million for the third quarter and first nine months of fiscal 2001 ended December 30, 2000, representing increases of 34% and 64%, respectively, compared to the prior year periods. The increase in revenues is due to expanding revenues from sales of the Company's products to both existing and new customers. During the second half of fiscal 2000 and continuing into fiscal 2001, the Company's revenues showed growth due to market acceptance of the Company's new products and increased marketing and selling activities by the Company. The Company is experiencing the benefit of its new Omni2000 software platform introduced during fiscal 2000 and continued strong sales to its OEM and MSO channels.

     OEM revenues were 69% and 72% of total revenues in the third quarter and first nine months of fiscal 2001, respectively compared to 70% and 30% in the comparable periods in fiscal 2000. The Company maintains key strategic OEM relationships with General Instrument, Philips and Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers. Two OEMs contributed 53% and 54% of total revenues for the third quarter and first nine months of fiscal 2001, respectively, compared to 65% and 60% in the comparable periods in fiscal 2000. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     Backlog was $4.1 million at December 30, 2000 compared to $3.9 million a year ago, but has declined to $ 3.7 million as of February 2, 2001. The drop in backlog since December 30, 2000 is due to a slowdown in OEM bookings during the first several weeks of January 2001, which is considered to be a seasonally slow period. While the Company has identified several new customers and revenue segments, revenue growth could be tempered due to general economic conditions and other factors which could limit customers' rollout of new services and purchase of AM products.

     Development and software revenues totaled $511,000 and $1.5 million in the third quarter and first nine months of fiscal 2001, respectively, compared to $339,000 and $960,000 in the third quarter and first nine months of fiscal 2000, respectively. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred. The increase in these revenues is primarily due to the introduction of the Company's new Omni2000 software platform.

Cost of Sales
     Cost of sales includes all manufacturing costs of the Company's hardware products. Cost of sales represented 48.3% of revenues in the third quarter of fiscal 2001 compared to 60.3% in the third quarter of fiscal 2000 and 49.0% and 53.2% in the first nine months of fiscal 2001 and 2000, respectively. The decrease in the cost of sales percentage for the third quarter of fiscal 2001 and first nine months of fiscal 2001 is primarily due to the Company's strategy of outsourcing manufacturing to NeSTronix, Inc., which commenced on January 2, 2000. Additionally, the Company's margins are generally dependent on product mix and customer mix, with sales to OEM customers generally having a lower profit margin.

Selling, General and Administrative
     Selling, general and administrative (S,G & A) expenses were $774,000 and $675,000 in the third quarter of fiscal 2001 and fiscal 2000, respectively, and $2.3 million and $1.9 million for the first nine months of fiscal 2001 and 2000, respectively. S,G & A expenses increased as the Company has added to its direct sales and application engineering staff to support the Company's new product introductions and expanded selling efforts. The Company expects S,G & A expenses to continue to increase to support the expanded revenue base.

Research and Development
     Research and development expense totaled approximately $891,000 and $2.6 million in the third quarter and first nine months of fiscal 2001 compared to $763,000 and $2.4 million reported in the comparable periods a year ago. The Company was previously limited in its access to development resources and this negatively impacted its competitive position. As a result of the NeST partnership announced in November 1998, the Company has significantly increased the number of engineering staff members working on Company projects and began releasing new products in the second quarter of fiscal 2000, including its new Omni2000 software platform, Omni2000 Ingress Management System, a new lower cost master control unit, and several new transponders. The Company expects research and development spending to continue to increase during the remainder of fiscal 2001 to support increased customer demand for more advanced systems and software.

     The Company has the option of paying for development services provided by NeST in cash or warrants to purchase shares of the Company's stock. NeST expenses incurred during the third quarter and first nine months of fiscal 2001 were $554,000 and $1.6 million, respectively, and are being paid in cash. NeST expenses incurred during the third quarter and first nine months of fiscal 2000 were $411,000 and $1.2 million, respectively, and were paid by the issuance of warrants to purchase 1,139,068 shares and 3,628,316 shares, respectively, of the Company's Common Stock. The warrants are exercisable at $0.01 per share, subject to the application of certain anti-dilution provisions set forth in the warrants, on or before April 3, 2004.

Operating Income (Loss)
     The Company reported operating income of $150,000 and $700,000 for the third quarter and first nine months of fiscal 2001, respectively, compared to operating losses of $401,000 and $1,248,000 for the third quarter and first nine months of fiscal 2000, respectively. The transition by the Company from an operating loss to operating profit is the result of increasing revenues and a reduction in operating costs, including product costs and research and development, as a percentage of revenues. This reduction in operating costs is primarily attributable to the cost savings achieved from the Company's strategic relationship with NeST.

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

Liquidity and Capital Resources
     In the first nine months of fiscal 2001, the Company consumed net cash of $65,000 compared to consuming net cash of $18,000 in the first nine months of fiscal 2000. The Company financed its operating loss in the first nine months of fiscal 2000 primarily through a reduction in accounts receivable, an increase in accrued expenses, borrowings under its line of credit, issuance of warrants to NeST for development services, and proceeds from the exercise of stock options.

     While the Company operated at a profit for the first nine months of fiscal 2001, the Company consumed greater net cash compared to the prior year primarily due to the payment of NeST services in cash, which commenced in January 2000. Prior to this, NeST development services were paid through the issuance of warrants by the Company. Additionally, the Company also consumed cash in increasing the inventory level of long lead time components in an effort to reduce production cycle times.

     The Company's line of credit is limited to $1,000,000 which was fully borrowed and outstanding at December 30, 2000. Borrowings under the line are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged to secure amounts outstanding under the line of credit and interest is payable at 2% above prime. As a result of the losses incurred for fiscal 2000, the Company was in technical default on several financial covenants under the line of credit agreement. In July 2000, the Company received a waiver of the default from the bank as well as an extension of the line through July 31, 2001. Subsequent to December 30, 2000, the Company negotiated an increase in availability under the bank line of credit to $1.25 million.

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

      On October 30, 2000, the Company's majority shareholder exercised the right to convert 6,000 shares of senior convertible preferred stock into 800,000 shares of the Company's common stock.

      Subsequent to December 30, 2000, the NeST related companies exercised their warrants to purchase 7,862,334 shares of the Company's common stock at an exercise price of .01 per share.

      Capital expenditures totaled $135,000 in the first nine months of fiscal 2001 and $55,000 in the first nine months of fiscal 2000 which included computers, manufacturing assembly and test equipment, and facility related improvements and fixtures.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
     (a) Registrant's Annual Meeting of Stockholders was held on November 10, 2000.

     (b) Directors elected at the Annual Meeting:

                                                      Number of Votes
                                            For         Against     Abstain
                 ----------------------------------------------------------
                 R. Barry Borden         22,286,080          0       20,269
                 Jill A. Felix           22,285,980        100       20,269
                 Javad K. Hassan         22,286,080          0       20,269
                 Alvin Hoffman           22,285,980        100       20,269
                 Keith D. Schneck        22,224,015     62,065       20,269
                 Lemuel A. Tarshis       22,286,080          0       20,269

Item 6.  Exhibits and Reports on Form 8-K

     (a) (1)  Exhibits
              (See end of exhibit list for footnote references indicated by asterisks

               *3-a.  (3.1) Restated Certificate of Incorporation of Registrant.

               *3-b.  (3.2) Amended By-Laws of Registrant.

               *4-a.  (4.1) Specimen of Common Stock Certificate, par value $.10 per share.

            ****4-b.  Warrant issued to NeST.

            ****9-a.  Voting Trust and Share Participation Agreement (Exhibit 9.1)

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

                                       14

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AM COMMUNICATIONS, INC.
                                                  (Registrant)



Date:  February 14, 2000                    By: /s/ H. Charles Wilson, III
       -----------------                        --------------------------
                                            H. Charles Wilson, III
                                            Chief Accounting Officer
                                            and Authorized Signatory