Form 10KSB
period 2001-03-31
AM COMMUNICATIONS INC
filed 2001-07-03
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from to ___________ to ___________

Commission File Number:  0-9856

                             AM COMMUNICATIONS, INC.
           ---------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                               23-1922958
----------------------------------                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

100 Commerce Blvd, Quakertown, Pennsylvania                         18951-2237
--------------------------------------------                        ----------
     (Address of principal executive offices)                       (Zip Code)

Issuer's Telephone Number:  (215) 538-8700
                            --------------

Securities Registered Under Section 12(b) of the Act:
                  Title of Each Class                     Name of Each Exchange
                                                          on Which Registered
                           None
-----------------------------------------------------     ---------------------

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
Yes     X     No
     ------      -------


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]
     Issuer's revenues for fiscal year ended March 31, 2001 were $15,894,000.
     On June 5, 2001, the aggregate market value of Registrant's outstanding voting (Common) Stock held by non-affiliates, was approximately $12,226,000 (based on the average between the bid and the asked prices of such stock on that date).
     On June 5, 2001 there were 43,415,684 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

PART I

Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-KSB along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs of AM Communications (the Company) concerning future events. Such statements must be qualified by important factors that could cause actual results to differ materially from those achieved in the past or those expected by the Company. Those factors which specifically relate to the Company's business include: a history of operating losses including a significant reduction in revenue in fiscal 1999, rapid technological change along with the need to continually develop new products and gain customer acceptance, dependence on a relatively small total available market size, competition, dependence on key employees, dependence on a small number of large customers, whose demand for Company products are subject to substantial changes from year to year, dependence on certain suppliers, and reliance on NeST related operations for engineering and manufacturing services.

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

     The Company formed a new business unit, AM Broadband Services, Inc., a wholly-owned subsidiary, during fiscal 2001. This unit provides a range of outside-plant services to CATV operators that include design, installation, certification and maintenance. AM Broadband Services, Inc. began operations on January 5, 2001.

     In response to a significant loss of revenues during fiscal 1999 (see Item 6, Management's Discussion and Analysis of Operations), the Company undertook several major strategic actions during fiscal 1999 through fiscal 2001 which are summarized as follows:

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

o On the same date, the Company entered into a strategic development and manufacturing agreement with Network Systems & Technologies (P) Ltd. (NeST
     (P) Ltd.). NeST (P) Ltd. is a technology company located in India which provides software and hardware design services and manufacturing services. NeST (P) Ltd. is controlled and managed by N. Jehangir, who is the brother of Mr. Jay Hassan. Mr. Hassan is the founder, CEO, and owner of NeST Technologies, Inc. a U.S. headquartered technology services company which provides and receives services to and from NeST (P) Ltd. Collectively, these operations are referred to herein as "NeST". The Company has the option to pay for NeST development services either in cash or through the issuance of warrants. During fiscal 1999, the Company issued 4,234,018 warrants to purchase AM Common Stock, at an exercise price of $.01 per share, in payment for $670,000 of NeST services from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. On January 24, 2001, NeST exercised all of its warrants and purchased 7,862,334 shares of the Company's Common Stock.

o During fiscal 1999, the Company reduced its staff at its Quakertown facility. This reduction was more than offset by an expanded design and manufacturing staff provided by NeST in India.

o During the fourth quarter of fiscal 2000, the Company entered into an agreement with NeSTronix, Inc., to outsource all of its manufacturing requirements commencing January 1, 2000. NeSTronix provides complete turnkey electronic design and outsourcing services to third party customers, and is owned and controlled by the Company's Chairman, Mr. Javad
     K. Hassan. Under this relationship, the Company's existing manufacturing staff was transferred and became employees of NeSTronix as of January 2, 2000. In return, the Company received a long-term commitment from NeSTronix to manage and supply all of the Company's manufacturing requirements for a three year period with agreed upon pricing.

o During the third quarter of fiscal 2001, the Company announced the formation of a new strategic business unit named AM Broadband Services, Inc., a wholly-owned subsidiary of the Company. The mission of this unit will be to provide a range of outside-plant services to CATV operators that will include design, installation, certification and maintenance with a focus on quality and reliability. The Company believes that quality and reliability will be critical metrics as CATV operators battle competitive access providers in the new unregulated communications environment. AM Broadband Services, Inc. began operations on January 5, 2001.

o During the third quarter of fiscal 2001, the Company also announced a new strategic business unit, which will be a joint venture with NeST Technologies, Inc., to provide integration of the "back office" software systems used by broadband network service providers. This unit's products and services will be marketed as "AM Broadband Systems." The new business unit will develop a "toolkit" of intelligence-based software products that can be used to provide rapid and efficient systems integration that is customized for each provider's requirements. Under the terms of the relationship, all revenue and expenses will be reported on the Company's books with NeST providing engineering manpower from its pool of over 400 software developers and the Company providing sales and marketing services.

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

     Cable TV and broadband telecommunications systems have experienced and continue to experience significant change. The cable TV industry is undergoing a trend toward consolidation as larger operators purchase systems from smaller operators. Cable TV operators are also developing plans to expand their revenue base by offering telephony services and other alternative video and multimedia services such as Internet access, video on demand, home shopping, interactive data services, distance learning, home monitoring, etc. The U.S. telephone (telco) industry has entered selected markets for video services using various technologies including HFC, wireless and existing telco infrastructure by building new communications networks capable of providing voice, video, and data services. Recent telecommunications legislation has further increased the competitive environment among service providers.

     The communications network conceived to be able to handle the range of voice, video and data being planned has been termed the "information superhighway". Both CATV operators and telephone providers desiring to provide video services recognize a need to upgrade their existing communications networks to provide two-way transmission and receipt of services in order to deliver the wide range of services planned. Status and performance monitoring products, as provided by the Company, have become a critical component to improve operating efficiencies and insure the reliability of the new communications networks. In response to this, the Company introduced, in fiscal 1996, the OmniStat(TM) System, an advanced status monitoring system for broadband networks. In fiscal 2000, the Company introduced Omni2000TM Network Management Software, which represents its latest generation of monitoring software technology.

     Omnistat(TM) is a total integrated system comprised of hardware and software products designed to address the evolving need for standards-based network management architectures and consists of 4 product categories:

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

     The MCU has been designed as a scalable unit. It supports multiple intelligent plug-in RF protocol cards with the master processor on the backplane of the MCU managing these protocol cards. This hardware modularity makes it possible to configure the MCU as a cost-effective solution for small to medium-sized networks or as a robust, powerful solution for large networks. The Company commenced shipment of the OmniMCU during the first quarter of fiscal 1998.

Headend Monitoring Devices

     A modern HFC headend facility contains different types and brands of headend equipment, including optical transmitters, optical receivers, modulators, and other transmission elements. The manufacturers of these headend elements often incorporate telemetry interfaces to allow an external manager to monitor and control their equipment. However, no compatibility standards exist for these interfaces, and so every manufacturer has developed their own unique electrical interface, as well as proprietary data communication protocols.

     The Company's Telemetry Application Monitor (TAM) is a modular rack unit, which can be equipped with a wide range of application modules to enable monitoring and control of headend transmission equipment. Serial Application Modules (SAM) are pre-programmed TAM plug-ins that monitor and manage a specific brand and type of headend equipment.

     The Company also markets its Scanning Ingress Monitor System (SIMS) of which the second-generation unit was introduced in fiscal 2000. The SIMS module is a TAM based product, which monitors and analyzes the return RF spectrum from specific node areas. The Company continues to identify new types of plug-in monitoring modules for modulators, switching equipment, and other headend systems and will undertake new development efforts when market opportunities warrant such.

Network Monitoring Software System

     The Omni2000(TM) monitoring software is a multi-user, multi-tasking system that runs under Windows NT. Its features include Topologer, a schematic-based display node that allows a user to view the status of regions, systems, head-ends and distribution networks. The system is designed specifically to address new market requirements for integrated, enterprise-wide network management systems and allows users to interface Omni2000(TM) to operation support systems and other third party software applications. The Company commenced shipment of its initial release of Omni based monitoring software in April 1996.

     In conjunction with its strategic development relationship with NeST, the Company undertook a substantial development program, which resulted in the introduction in the first half of fiscal 2000 of the new Omni2000(TM) software platform. The Omni2000(TM) product has been designed as a modular software platform based upon Windows NT and standard Microsoft interfaces, and employs standard Microsoft development practices. This modular platform provides benefits such as easier and more efficient maintenance, improved stability, and ease of building optional modules for increased features and functionality, including independent third-party add-on products. The Company began delivering this product during fiscal 2000.

     The Company's strategy has been to form close working relationships with the major OEM (original equipment manufacturer) CATV network equipment suppliers and to develop customized monitors which meet the specific requirements, including size and performance characteristics, for each type of network equipment offered. The Company's system is generally inter-operable with most cable network distribution and transmission equipment. The Company believes it has the broadest monitoring product line in the monitoring industry. Omnistat solutions are available for virtually every major brand of transmission equipment, including:

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

QuickSTAT(TM) Plant Management System

     AM has leveraged the modularity of the Omnistat platform to develop a cost-effective solution for monitoring small to medium-sized systems known as "QuickSTAT(TM)." QuickSTAT(TM) is a pre-packaged, economical hardware and software solution built into a client server PC station. The system components include:

     o A single pre-configured PC client/server station
     o Omni2000(TM) network monitoring software
     o OmniComm(TM) cable system interface card

     The Company introduced the QuickStat(TM) system in the first quarter of fiscal 2000.

     There are several communications delivery technologies which can be utilized in building the "information superhighway" communications network, including hybrid fiber/coax (HFC), fiber-to-the curb (FTTC), Digital Subscriber Loop (DSL), wireless and others. HFC technology is being utilized most extensively by the CATV providers due to its economics and proven architecture and also has been recently chosen by several telephone providers as the technology to be used to build their video delivery systems. The Company's current products are substantially focused in HFC architecture systems. Should the industry adopt other competing architectures, the Company's revenue opportunities for its existing products could be adversely affected.

     The Company's business is not subject to marked seasonal fluctuation.

Major Customers

     The Company's revenues in fiscal 2001 included two OEM customers who, individually, contributed 27% and 22% of the Company's total revenues, respectively. In fiscal 2000, these two OEM customers contributed revenues of 35% and 28%, respectively. No other customer contributed more than 10% of revenues in either year. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     There is no assurance that any of such customers will be the source of significant revenues to the Company during the next fiscal year and the loss of a single customer could have a material adverse effect on the Company's operating results and financial condition.

Backlog

     At March 31, 2001, the Company's backlog of orders totaled $3.2 million as compared with a backlog of $4.0 million as of April 1, 2000. All orders in the backlog are expected to ship during fiscal 2002.

Marketing and Markets

     The Company sells its products directly to end user customers through its OEM relationships, through its direct sales force, and through independent sales representatives in selected international markets. Promotional advertising and trade show participation also play a key role in increasing customer awareness and establishing brand recognition. Direct end user accounts are typically large cable television systems where considerable time and technical support are necessary to complete a sale and ensure proper installation and customer satisfaction. The complex nature of the Company's products necessitates close, on-going marketing and technical engineering support for its direct end users, OEM partners, and representatives. This is accomplished, when possible, through telephone support, but during initial product demonstration, installation and subsequent after sale support, on site support by the Company's technical personnel is frequently required.

     The Company's marketing activity is also directed towards establishing strategic OEM relationships in which the OEM customer will purchase private label versions of the Company's products and include them as part of an integrated package to the OEMs' customers. The OEM strategy allows the Company to greatly expand its selling presence, particularly in the international markets. The Company also utilizes its OEM relationships to assist in defining new products. Direct end user customers and sales representatives generated 31% of the Company's sales, and OEM partnerships generated 69% of sales during fiscal 2001, compared to 24% and 76%, respectively, in fiscal 2000.

Manufacturing and Supplies

     The Company purchases parts, components and subassemblies (some of which are designed by the Company) necessary for its products from various suppliers, primarily in the United States. These materials are then assembled, by third party assembly vendors, into finished products that often are integrated with standard peripherals. The Company's operations also include extensive testing of its systems and components. The Company is ISO 9001 certified. The Company also develops the proprietary hardware (master control units) used to control various network systems, as well as the software (Omni2000(TM)) for such systems.

     As part of its association with the NeST organization, the Company has entered into a manufacturing support arrangement in which a substantial portion of the Company's products are manufactured using a NeST associated sub-contractor assembly and test operation in India, supplemented by use of third party assemblers in the United States and direct testing by AM staff. During the 4th quarter of fiscal 1999, a transition program was initiated which included the transfer of equipment, inventory and product documentation, and selected products were sourced from the Indian operation during fiscal 2000.

     During the fourth quarter of fiscal 2000, the Company entered into an agreement with NeSTronix, to outsource all of its manufacturing requirements commencing January 1, 2000. NeSTronix provides complete turnkey electronic design and outsourcing services to third party customers, and is owned and controlled by the Company's Chairman, Mr. Javad K. Hassan. Under this relationship, the Company's existing manufacturing staff was transferred and became employees of NeSTronix as of January 2, 2000. In return, the Company received a long-term commitment from NeSTronix to manage and supply all of the Company's manufacturing requirements for a three year period with agreed upon pricing. NeSTronix utilizes, as its subcontractors, the Indian-based operation and other third party assemblers as previously described. The Company continues to purchase and hold title to all material purchases used in the manufacturing operations and consigns such to NeSTronix as required.

     The Company generally has multiple sources of supply for the various component parts, which it purchases and utilizes several sub-contact board assemblers. However, shortages or delayed deliveries of certain components are possible and could have an adverse effect on the Company's business. During fiscal 2001, the worldwide industry demand for electronic components increased which created longer lead times for certain of the Company's components which resulted in increased lead times for manufacturing. Currently, this problem has subsided as the current economic conditions resulted in decreased demand for electronic components.

     Future shortages of components or production capacity constraints could negatively impact the Company's ability to meet its customer obligations or result in increased prices for components. During fiscal 2001, two vendors accounted for over 10% of the Company's purchases of component parts as follows:
21% and 11%. During fiscal 2000, three vendors accounted for over 10% of the Company's purchases of component parts as follows: 16%, 15% and 10%. In addition, any failure or default by NeST or NeSTronix could have a material adverse effect on the Company.

Product Development

     Certain areas of the Company's business involve complex systems, software, and electronics technology, which can undergo rapid technological change. The Company's ability to compete successfully in these areas will depend upon the continued refining and enhancing of its existing products and its development of new products.

     During fiscal 1999, the Company entered into a strategic development and manufacturing relationship with NeST, under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. The Company, using NeST resources, undertook a substantial program to upgrade its software platform during fiscal 1999. The new product, Omni2000(TM), was introduced in the first half of fiscal 2000.

     The Company also has several new performance monitoring products and transponders under development which it believes are critical for improving its competitive position and the new generation of SIMS its product was released during fiscal 2000.

     The Company currently maintains OEM agreements with, or provides private label versions of its products to, Motorola, Scientific-Atlanta (SA) and Philips Broadband Networks (Philips). Under these agreements, the Company generally designs customer specific versions of its monitoring products and allows OEMs to purchase private label versions of these products for resale. Development is undertaken pursuant to an agreement that may include funding of a portion of the development costs by the OEM. Revenue from custom development efforts specific to OEMs is recognized as contractual milestones are achieved. In certain instances, the Company may market the OEM specific products directly and pay the OEM a royalty. The OEM agreements do not require the purchase of any minimum quantity of product. The OEMs generally have rights to access the technology and manufacture the products provided by AM should AM default on the agreements.

     The Company continues to work towards establishing new OEM relationships as well as expanding existing relationships. Revenues from OEMs for research and development totaled $196,000 and $205,000 in fiscal 2001 and 2000, respectively.

     The Company's research and development costs totaled $3.5 million in fiscal 2001 and $3.3 million in fiscal 2000.

Competition

     The diversity of a provider's product lines, including compatibility with OEM distribution equipment, product features, software, equipment reliability, price, technical support and warranty terms, is the major competitive factor in the CATV network monitoring market. The network systems monitoring market is intensely competitive and the Company must continue to invest significant amounts in technology development to maintain or increase its market position. The Company substantially increased its spending in research and development and marketing beginning in fiscal 1997 and maintained this through fiscal 1999. The level of research and development spending dropped in fiscal 2000 as the Company transitioned to more cost effective development resources. During fiscal 2001, the Company increased the level of NeST development resources in response to increased customer demand for more advanced systems and software.

     The Company continues to identify product development needs in excess of its available development resources, which may negatively impact its competitive position. The Company's strategic development relationship with NeST, established during the third quarter of fiscal 1999, has significantly expanded the Company's technical resources and enabled it to respond more quickly to market requirements.

     There are several competitors providing network monitoring systems to the CATV industry including Acterna, who acquired the Company's leading competitor, Cheetah Technologies in 2000. In addition, other competitors include Tollgrade Communications and other OEM equipment providers to the CATV industry including C-Cor.Net, Harmonic and Barco. All of these competitors have greater financial, marketing, and technical resources than the Company.

     The Company's family of status monitoring products is designed to be compatible with many brands of amplifiers and power supplies. This has enabled the Company to form business relationships with OEM suppliers who otherwise would have been competitors but who chose to replace their status monitoring equipment with a product developed by the Company.

     There can be no assurance that either existing or new competitors will not develop products or provide services that are more advanced than the Company's products or services or achieve greater market acceptance. SCTE, a CATV industry standards setting group, along with various OEM equipment and status monitoring providers and CATV operators, have formulated a committee to work to establish technical standards for status monitoring systems. The goal is to develop a set of public domain protocols for transponders and headend controllers so that monitoring products made by any manufacturer will work together within the same network. The Company expects that its Omni2000(TM) family of products will be field upgradeable, when these standards are finalized. However, the development of standards for status monitoring could result in additional competitors offering monitoring solutions or downward pressure on pricing and margins.

Warranties

     The Company warrants its products against defects in materials and workmanship for up to three years for its performance/status monitoring products. Warranties on these products are on a repair or replacement policy.

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

Employees

     As of June 16, 2001, the Company had 34 full-time employees, including 14 in administration, 10 in marketing and sales, and 10 in engineering. Through the NeST strategic relationship, the Company has approximately 50 NeST design staff members working on AM programs. In addition, the Company utilizes contract employees and temporary employees to meet peak production demands or special project needs.

Relationships with Javad Hassan, NeST and Related Entities

     As described above, the Company undertook several strategic actions during fiscal 1999 and fiscal 2000 which included; (a) the election of Javad Hassan as Chairman, (b) the issuance to Mr. Hassan of a five million share option, (c) the execution of a voting trust agreement between the Company's majority shareholder which provides Mr. Hassan with voting control and participation in equity appreciation over 14,391,837 shares of the Company's Common Stock and, (d) entering into a strategic development and manufacturing agreement with NeST (P) Ltd. Keith Schneck, the former Chief Financial Officer and a current director of the Company, also provided advisory services to NeST Technologies, Inc. and Mr. Hassan as part of the Company's administration and support services charged by the Company.

     Under the terms of its development agreement with NeST, the Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $670,000 of NeST development services for the period from November 1998 through March 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $1,157,197 of NeST development services for the period from April 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for such services. The Company incurred expenses of $2.2 million and $1.7 million for NeST services in fiscal 2001 and fiscal 2000, respectively. On January 24, 2001, NeST exercised all of its warrants and purchased 7,862,334 shares of the Company's Common Stock.

     The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During fiscal 2001 and fiscal 2000, the Company charged fees totaling $1,075,000 and $613,000, respectively, for such services. Should the level of services exceed planned levels, the parties will negotiate an increase in the fee.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. No amounts were borrowed under this line during fiscal 2001 or fiscal 2000. The line expires on December 31, 2001.

     Effective January 1, 2000, the Company entered into an agreement with NeSTronix whereby NeSTronix assumed all responsibility for the manufacturing of the Company's hardware products. Company employees who were associated with the manufacturing of the Company's products became employees of NeSTronix and NeSTronix assumed financial responsibility for certain of the Company's inventory. NeSTronix agreed to provide the Company with favorable fixed pricing for its hardware products in return for the transfer of such manufacturing rights. NeSTronix is a newly formed entity providing outsource manufacturing services through its network of on-shore and India based electronic manufacturing operations. NeSTronix is owned by Javad K. Hassan, the Company's Chairman. The Company incurred expenses in the amount of $2.4 million and $411,000 for NeSTronix services in fiscal 2001 and fiscal 2000, respectively.

     Under a consulting agreement with Lemuel A. Tarshis, a director of the Company, the Company incurred expenses of $59,000 and $35,000 during fiscal 2001 and fiscal 2000, respectively. Mr. Tarshis also provides consulting services to NeST Technologies, Inc. and serves as a director of the company.

Item 2.    Description of Property.

     The Company's office and production operations are located in Quakertown, PA in a 40,000 sq. ft. modern, leased facility. The lease expires on January 31, 2002. The Company's wholly-owned subsidiary, AM Broadband Services, Inc., leases 1,600 sq.ft. of office space in St. Petersburg, FL under a lease expiring on December 31, 2002.

Item 3.    Legal Matters.

     There are no pending or, to the Company's knowledge, threatened legal actions, to which the Company is a party.

Item 4.    Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5.    Market for Common Equity and Related Stockholders Matters.

     The Company's Common Stock is quoted on the OTC Bulletin Board of the NASD, Inc. under the symbol "AMCM." The following table sets forth the closing high and low bid information as supplied by the NASD market makers for each quarter within the Company's last two fiscal years. These bid quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

                                              Bid Quotations
                                             ----------------
                                             High         Low
                                             ----         ---
         Fiscal Quarter
            2001
               First Quarter                1.937        .562
               Second Quarter               1.438        .510
               Third Quarter                1.187        .220
               Fourth Quarter                .740        .260
            2000
               First Quarter                 .375        .172
               Second Quarter                .563        .188
               Third Quarter                 .531        .203
               Fourth Quarter               3.563        .234

     As of June 5, 2001, there were approximately 864 holders of the Company's Common Stock.

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

     Under the terms of the Strategic Development and Manufacturing Agreement, the Company on April 3, 1999 issued to NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, as payment for $670,000 in development services provided by NeST to the Company for the period from November 1998 through April 3, 1999. The Company also issued to NeST warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. On January 24, 2001, NeST exercised all of its warrants and purchased 7,862,334 shares of the Company's Common Stock.

     The warrants, and the shares of common stock issued upon the exercise thereof, were issued by the Company to NeST in reliance upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. The warrants were issued to NeST as compensation for services provided by NeST to the Company. No offer of the warrants was made by the Company to any other person or entity.

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

     Also during fiscal 1999, the Company undertook several major organizational changes, which are described in Item 1. Description of Business.

     During fiscal 1999, the Company incurred a substantial operating loss which was financed by a reduction in working capital, borrowings under the Company's line of credit, and the payment of technology development costs by the issuance of warrants.

     During fiscal 2001 and fiscal 2000, the Company experienced improvement in its operations as revenue levels increased due to the improved product set and expanded sales and marketing activities. Operating costs decreased due to improved gross profit margins as a result of the transition to the NeST based manufacturing strategy and development spending declined due to the transition to more cost-effective Indian-based development resources. While the Company experienced an operating loss for the fiscal year 2000, it did achieve profitability in its fourth quarter of fiscal 2000 and remained profitable in each quarter of fiscal 2001.

     During the third quarter of fiscal 2001, the Company announced the formation of a new strategic business unit named AM Broadband Services, Inc., a wholly-owned subsidiary of the Company. The mission of this unit will be to provide a range of outside-plant services to CATV operators that will include design, installation, certification and maintenance with a focus on quality and reliability. The Company believes that quality and reliability will be critical metrics as CATV operators battle competitive access providers in the new unregulated communications environment. AM Broadband Services, Inc. began operations on January 5, 2001.

     During the third quarter of fiscal 2001, the Company also announced a new strategic business unit, which will be a joint venture with NeST Technologies, Inc., to provide integration of the "back office" software systems used by broadband network service providers. This unit's products and services will be marketed as "AM Broadband Systems." The new business unit will develop a "toolkit" of intelligence-based software products that can be used to provide rapid and efficient systems integration that is customized for each provider's requirements. Under the terms of the relationship, all revenue and expenses will be reported on the Company's books with NeST providing engineering manpower from its pool of over 400 software developers and the Company providing sales and marketing services.

Results of Operations
Fiscal 2001 vs. 2000

                                                              Fiscal 2001            Fiscal 2000
                                                              -----------            -----------
                Revenues                                        100.0%                 100.0%

                Cost of Sales                                    49.3                   50.5
                Selling, General and Administrative              20.3                   27.0
                Research and Development                         22.1                   32.7

                Operating Income (Loss)                           8.3                  (10.2)
                Other Expense                                     (.9)                   (.9)

                Income (Loss) Before Income Taxes                 7.4                  (11.1)
                Income Tax Provision                              ---                    ---

                Net Income (Loss)                                 7.4%                 (11.1)%
                                                                  ===                  ======

Revenues

     Revenues for the fiscal year ended March 31, 2001 were $15.9 million, representing a 58% increase compared to fiscal 2000 revenues. Revenues for the fiscal year ended April 1, 2000 were $10.1 million, representing an 11% increase compared to fiscal 1999 revenues of $9.1 million. During fiscal 2000, the Company's revenues began improving in the December and March quarters of fiscal 2000 due to the market acceptance of its new products and increased marketing and selling activities. This trend continued throughout fiscal 2001. Additionally, the Company's wholly-owned subsidiary, AM Broadband Services, Inc., which began operations January 1, 2001, contributed sales of $800,000 in fiscal 2001.

     OEM revenues were 69% of total revenues in fiscal 2001 compared to 76% in fiscal 2000. The Company maintains key strategic OEM relationships with Motorola, Philips and Scientific-Atlanta. During fiscal 2001, the Company experienced an increase in sales to direct end user customers in North America and an increase in sales through sales representatives in Europe and Asia.

     The Company's revenues in fiscal 2001 included two OEM customers who individually contributed 27% and 22% of the total revenues, respectively. In fiscal 2000, these two OEM customers contributed revenues of 35% and 28%, respectively. No other customer contributed more than 10% of revenues in either year. As the purchase of the Company's products generally is associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     Development and software revenues totaled $2.1 million and $3.3 million in fiscal 2001 and 2000, respectively. Software revenues were higher in fiscal 2000 as many of the Company's existing customers upgraded to the Company's newly released Omni2000 software. Development revenues primarily relate to OEM development efforts, which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales

     Costs of sales include manufacturing costs of the Company's hardware products and direct job costs of the Company's new broadband services unit. Overall cost of sales represented 49.3% of revenues in fiscal 2001 compared to 50.5% in fiscal 2000. Cost of sales for the Company's hardware products were 56% of product revenues in fiscal 2001 compared to 59% in fiscal 2000. This reduction was primarily due to the Company's strategy of outsourcing manufacturing to NeSTronix, Inc., which commenced on January 2, 2000. Additionally, the Company's gross profit margins are generally dependent on product mix and customer mix. Cost of sales for the Company's new broadband services unit were 64.9% of revenues.

Selling, General and Administrative

     Selling, general and administrative expenses were approximately $3.2 million in fiscal 2001 compared to $2.7 million in fiscal 2000 with the increase due to higher costs incurred in supporting the increased business level. The Company expects to experience increased selling, general and administrative expenses to support its expanding revenue base in fiscal 2002 but expects these expenses to decline as a percentage of revenue.

Research and Development

     Research and development expense totaled $3.5 million for fiscal 2001 compared to $3.3 million in fiscal 2000. The Company continued to spend a significant amount on research and development during fiscal 2001 and 2000, which included expenditures relating to the Company's major development efforts to upgrade its software products and the transition to development resources in NeST. NeST development services totaled $2.2 million and $1.7 million in fiscal 2001 and 2000, respectively. The Company expects research and development spending to increase in fiscal 2002 in response to increased customer demand for more advanced systems and software.

Operating Income (Loss)

     The Company had operating income of $1.2 million for fiscal 2001 compared to an operating loss of $1.1 million in fiscal 2000. The transition by the Company from an operating loss to an operating profit is the result of increased revenues and a reduction in operating costs, including product costs and research and development, as a percentage of revenues. This reduction in operating costs is primarily attributable to the cost savings achieved from the Company's strategic relationship with NeST.

Income Taxes

     Due to its significant net operating loss carry-forward, the Company pays minimal income taxes, which include state income taxes and federal income taxes, based on an "alternative minimum tax" calculation.

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

     Demand for CATV monitoring products has increased, as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. As previously noted, the Company's operations were adversely impacted in fiscal 1999 by the combined impact of reduced revenues and the need to upgrade its software products. The Company's operations are subject to the timing and success of new product introductions and the scheduling of orders by customers. The Company also continues to identify product development needs in excess of its available development resources, which in the past has negatively impacted its competitive position. The Company believes its strategic relationship with NeST will allow the Company to become more responsive to market requirements.

Liquidity and Capital Resources

     In fiscal 2001, the Company's operating activities consumed net cash of $168,000 compared to consuming net cash of $290,000 in fiscal 2000.

     While the Company operated at a profit for fiscal 2001, the Company consumed net cash primarily due to significantly increasing the inventory level of long lead time components in an effort to reduce production cycle times.

      The Company financed its operating losses in fiscal 2000 primarily through increases in accounts payable, accrued expenses and issuance of warrants for NeST services.

     During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to 50% of the loan has been repaid. The outstanding loan balance as of March 31, 2001 was $90,000.

     The Company's line of credit is limited to $1,250,000, which was fully borrowed and outstanding at March 31, 2001. Borrowings under the line are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. Subsequent to March 31, 2001, the Company received from the bank a commitment letter to extend the line through July 31, 2002.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2001. No amounts were borrowed under this line during fiscal 2001 or fiscal 2000.

     Under the terms of the NeST development agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of 10 million total shares under the NeST agreement.

     The Company's restructuring actions taken during fiscal 1999 and 2000 reduced operating cash expenses. The Company expects to continue to utilize the NeST technology resources in India and NeSTronix for core development and manufacturing efforts and to provide ongoing support services to NeST based businesses, which is expected to allow the Company to improve its operating cost structure. The Company began experiencing positive results from this strategy during fiscal 2000 and this trend continued throughout fiscal 2001.

     The Company believes that cash from profitable operations, available lending lines and the ability to pay for NeST development services in cash or warrants, will provide sufficient liquidity to support its operations through the next fiscal year. However, should operating losses re-occur which cannot be supported, the Company would expect to implement further actions to reduce expenses or raise additional capital to enable continued execution of its strategy. The Company has also announced its intention to execute certain new strategic growth initiatives, which would require additional capital to support. There can be no assurance that additional capital could be raised under acceptable terms, if at all.

      On October 30, 2000, the Company's majority shareholder exercised the right to convert 6,000 shares of senior convertible preferred stock into 800,000 shares of the Company's common stock.

      On January 24, 2001, the NeST related companies exercised their warrants to purchase 7,862,334 shares of the Company's common stock at an exercise price of .01 per share.

      Capital expenditures totaled $215,000 in fiscal 2001 and $95,000 in fiscal 2000 which included capital leases, computers, software, manufacturing assembly and test equipment, and test lab equipment.

Item 7.    Financial Statements




               Report of Independent Certified Public Accountants



Board of Directors
AM Communications, Inc. and Subsidiary


         We have audited the consolidated balance sheet of AM Communications, Inc. and Subsidiary as of March 31, 2001 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended and the balance sheet of AM Communications, Inc. as of April 1, 2000, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AM Communications, Inc. and Subsidiary as of March 31, 2001 and April 1, 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





Philadelphia, Pennsylvania
June 13, 2001

                             AM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Fiscal Year Ended
                                                 March 31,              April 1,
                                                   2001                  2000
                                             ----------------      ----------------

Revenues                                         $ 15,894,000           $10,082,000

Costs and Expenses:
   Cost of Sales                                    7,836,000             5,087,000
   Selling, General and Administrative              3,234,000             2,722,000
   Research and Development                         3,512,000             3,303,000
                                             ----------------      ----------------

Operating Income (Loss)                             1,312,000            (1,030,000)
Other Expense                                        (136,000)              (91,000)
                                             -----------------     -----------------

Income (Loss) Before Income Taxes                   1,176,000            (1,121,000)
Income Tax Provision                                   12,000                   ---
                                             ----------------      ----------------

Net Income (Loss)                            $      1,164,000      $     (1,121,000)
                                             ================      =================

Basic Net Income (Loss) Per Share            $            .03      $          (0.03)
                                             ================      =================

Diluted Net Income (Loss) Per Share          $            .02      $          (0.03)
                                             ================      =================

Shares Used in Computation of Basic
   Net Income (Loss) Per Share                     35,456,000            32,143,000
                                             ================      ================

Shares Used in Computation of
   Diluted Net Income (Loss) Per Share             52,636,000            32,143,000
                                             ================      ================













              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                            March 31,          April 1,
ASSETS                                                        2001               2000
                                                          ------------       ------------
Current Assets:
   Cash                                                   $    350,000       $     79,000
   Accounts Receivable, Net of Reserves
      of $209,000 - 2001 and $199,000 - 2000                 2,654,000          2,439,000
   Due From Affiliate                                           53,000             52,000
   Inventory                                                 2,935,000          1,694,000
   Prepaid Expenses and Other                                  101,000             79,000
                                                          ------------       ------------
         Total Current Assets                                6,093,000          4,343,000

Equipment and Fixtures, Net                                    267,000            216,000
Other Assets                                                    13,000             16,000
                                                          ------------       ------------
Total Assets                                              $  6,373,000       $  4,575,000
                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Current Portion of Capital Lease Obligations           $      2,000       $      2,000
   Current Portion of Note Payable                              30,000             30,000
   Bank Line of Credit                                       1,250,000            750,000
   Accounts Payable                                          1,731,000          1,650,000
   Deferred Revenue                                            135,000            126,000
   Accrued  Expenses                                         1,044,000          1,149,000
                                                          ------------       ------------
         Total Current Liabilities                           4,192,000          3,707,000
                                                          ------------       ------------

Capital Lease Obligations - Long Term                            1,000              3,000
Note Payable - Long Term                                        60,000             90,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 19,825 Shares in 2001
   and 25,825 Shares in 2000                                 1,983,000          2,583,000
                                                          ------------       ------------

Commitments and Contingencies (Note 7)
Stockholders' Equity (Deficiency):
   Common Stock, $.10 Par Value, Authorized
      100,000,000 Shares in 2001 and 2000;
      Issued and Outstanding 43,152,051 Shares
      in 2001 and 33,335,090 Shares in 2000                  4,315,000          3,333,000
Capital in Excess of Par                                    33,087,000         33,288,000
Accumulated Deficit                                        (37,265,000)       (38,429,000)
                                                          ------------       ------------
      Stockholders' Equity (Deficiency)                        137,000         (1,808,000)
                                                          ------------       ------------
Total Liabilities and Stockholders' Equity (Deficiency)   $  6,373,000       $  4,575,000
                                                          ============       ============



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                       Capital
                                             Common Stock             in Excess     Accumulated
                                         Shares         Amount         of Par          Deficit
                                      ------------   ------------   ------------    ------------

Balance, April 3, 1999                  31,072,296   $  3,107,000   $ 31,981,000    $(37,308,000)
                                      ============   ============   ============    ============

Exercise of Incentive Stock Options      2,262,794        226,000        114,000            --

Issuance of Warrants                          --             --        1,193,000            --

Net Loss for Year Ended
April 1, 2000                                 --             --             --        (1,121,000)
                                      ------------   ------------   ------------    ------------

Balance, April 1, 2000                  33,335,090   $  3,333,000   $ 33,288,000    $(38,429,000)
                                      ============   ============   ============    ============

Exercise of Incentive Stock Options      1,154,627        116,000         65,000            --

Exercise of Warrants                     7,862,334        786,000       (786,000)           --

Conversion of Convertible Preferred
Stock                                      800,000         80,000        520,000            --

Net Income for Year Ended
March 31, 2001                                --             --             --         1,164,000
                                      ------------   ------------   ------------    ------------

Balance, March 31, 2001                 43,152,051   $  4,315,000   $ 33,087,000    $(37,265,000)
                                      ============   ============   ============    ============





              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Fiscal Year Ended
                                                          March 31,       April 1,
                                                            2001           2000
                                                        -----------    -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                    $ 1,164,000    $(1,121,000)
   Adjustments to Reconcile Net Loss to
   Net Cash Used In Operating Activities:
      Warrants Issued to NeST for Services                     --        1,155,000
      Gain on Sale of Equipment                              (1,000)          --
      Depreciation and Amortization                         169,000        279,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                               (215,000)      (950,000)
         Due from Affiliate                                  (1,000)       (10,000)
         Inventory                                       (1,241,000)      (476,000)
         Prepaid Expenses and Other                         (30,000)       (40,000)
         Accounts Payable                                    81,000        487,000
         Deferred Revenue                                     9,000        126,000
         Accrued and Other Expenses                        (105,000)       260,000
                                                        -----------    -----------
Net Cash Used In Operating Activities                      (170,000)      (290,000)

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets             (215,000)       (89,000)
   Proceeds on Sale of Equipment                              7,000           --
                                                        -----------    -----------
Net Cash Used In Investing Activities                      (208,000)       (89,000)

Cash Flows from Financing Activities:
   Proceeds from Borrowings Under Bank Line of Credit       500,000        125,000
   Conversion of Preferred Stock                           (600,000)          --
   Exercise of Stock Options                                781,000        340,000
   Issuance of Warrants                                        --           38,000
   Payments on Note Payable                                 (30,000)       (30,000)
   Payments Under Capital Lease Obligations                  (2,000)       (39,000)
                                                        -----------    -----------
Net Cash Provided By Financing Activities                   649,000        434,000

Net Increase In Cash                                        271,000         55,000
Cash:
   Beginning                                                 79,000         24,000
                                                        -----------    -----------
   Ending                                               $   350,000    $    79,000
                                                        ===========    ===========

Interest Paid                                           $   131,000    $    95,000
                                                        ===========    ===========
Income Taxes Paid (Refunded)                            $      --      $      --
                                                        ===========    ===========

Non-Cash Financing Activities:
   Equipment Purchased Under Capital Lease              $      --      $     6,000
                                                        ===========    ===========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies:

Description of Business

     AM Communications, Inc. (the "Company", "AM"), a Delaware Corporation, designs, manufactures and markets network monitoring systems which include hardware and software to the broadband communications markets, primarily for cable TV (CATV) systems.

     AM Broadband Services, Inc., a wholly-owned subsidiary, provides a range of outside-plant services to CATV operators that include design, installation, certification and maintenance.

Fiscal Year

     The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ending March 31, 2001 and April 1, 2000 each included 52 weeks.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, AM Broadband Services, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

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

     AM Broadband Services, Inc., derives its revenues from sales of outside-plant services to CATV operators. Revenue is recognized as contracted tasks are completed and billed.

Inventory

     Manufacturing inventory which comprises raw materials, work-in-process and finished goods is valued at the lower of cost (first-in, first-out method) or market.

Equipment and Fixtures

     Equipment and fixtures are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

Intangibles

     Intangibles include goodwill and the costs associated with the acquisition of patents and fees for the successful defense of patents. Patents are being provided on a straight-line basis, over their estimated useful lives of five years. Costs related to unsuccessful patents or patents relating to products no longer manufactured are written off. As of March 31, 2001 all goodwill has been fully amortized.

Deferred Software Development Costs

     Costs incurred for the successful production of computer software that is used as an integral part of certain of the Company's products are not capitalized until technological feasibility has been established for the software, and all research and development activities for the software and for the other components of the product have been completed. Deferred software development costs consist of direct salaries, related payroll costs and other direct costs. Amortization, on a product-by-product basis, commences upon the product's general release to customers and occurs over a period of three years as a function of estimated product life. Other research and development costs are expensed currently. None of the Company's software development efforts in fiscal 2001 or 2000 met the requirements for capitalization.

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

Income (Loss) Per Common Share

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

SAB No. 101, as Amended

         In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101, as amended. The adoption of SAB No. 101, as amended, did not have a material impact on the Company's results of operations.

Note 2.  Inventory:
                                               March 31,      April 1,
                                                 2001           2000
                                             -----------    -----------
        Raw Material                         $ 3,355,000    $ 1,805,000
        Work-in-Process                          684,000      1,167,000
        Finished Goods                           361,000        110,000
                                             -----------    -----------
                                               4,400,000      3,082,000
        Inventory Reserve                     (1,465,000)    (1,388,000)
                                             -----------    -----------
        Net Inventory                        $ 2,935,000    $ 1,694,000
                                             ===========    ===========

     The Company evaluates the inventory reserve annually to reflect product line transitions which have resulted from new product development. The reserve represents management's estimate of excess inventory not usable in new product generations.

Note 3.  Equipment and Fixtures:

                                            Estimated           March 31,         April 1,
                                            Useful Lives          2001              2000
                                            ------------      -------------    --------------
     Equipment                                 3-5 yrs.       $   3,733,000    $    4,049,000
     Furniture and Fixtures                    3-5 yrs.             318,000           314,000
     Leasehold Improvements                    2-5 yrs.             128,000           126,000
                                                              -------------    --------------
                                                                  4,179,000         4,489,000
     Accumulated Depreciation & Amortization                     (3,912,000)       (4,273,000)
                                                              -------------    --------------
                                                              $     267,000    $      216,000
                                                              =============    ==============

     For the years ended March 31, 2001 and April 1, 2000, depreciation and amortization expense was $169,000 and $279,000, respectively.

Note 4.  Related Party Transactions:

     Under a consulting agreement with Lemuel A. Tarshis, a director of the Company, the Company incurred expenses of $59,000 and $35,000 during fiscal 2001 and fiscal 2000, respectively.

     In November 1999, the Company entered into a Strategic Development and Manufacturing Agreement with Network Systems and Technologies, Ltd. (NeST (P) Ltd.). NeST (P) Ltd. is a technology company located in India which provides software and hardware design services and manufacturing services. NeST (P) Ltd. is controlled and managed by N. Jehangir, who is the brother of Mr. Javad Hassan. Mr. Hassan is the founder, CEO, and owner of NeST Technologies, Inc., a U.S. headquartered technology services company which provides and receives services to and from NeST (P) Ltd. Collectively, these operations are referred to as NeST. Under the Agreement, services performed by NeST are compensated at a negotiated rate and the Company has the ability to pay in warrants or cash. Since January 2, 2000, the Company has paid for such services in cash. The Company incurred expenses of $2.2 million and $1.7 million for NeST services in fiscal 2001 and fiscal 2000, respectively.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10% and payment of all outstanding borrowings and interest due by December 31, 2001. No amounts were borrowed under this line during fiscal 2001 or fiscal 2000.

     Effective January 1, 2000, the Company entered into an agreement with NeSTronix, Inc. whereby NeSTronix assumed all responsibility for the manufacture of the Company's hardware products. Company employees who were associated with the manufacturing of the Company's products became employees of NeSTronix and NeSTronix assumed financial responsibility for certain of the Company's inventory. NeSTronix agreed to provide the Company competitive fixed pricing for its hardware products in return for the transfer of manufacturing rights. NeSTronix is a newly formed entity providing outsource manufacturing services through its network of on-shore and India based electronic manufacturing operations. NeSTronix is owned by Javad K. Hassan, the Company's Chairman. The Company incurred expenses in the amount of $2.4 million and $441,000 for such services in fiscal 2001 and fiscal 2000, respectively.

     The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During fiscal 2001 and fiscal 2000, the Company charged fees totaling $1,075,000 and $613,000, respectively, for such services.

Note 5.  Accrued Expenses:

     Accrued expenses consist of the following items:
                                                 March 31,         April 1,
                                                   2001              2000
                                               -------------    -------------
         Accrued Compensation                  $     282,000    $     302,000
         Accrued Rent                                 89,000          160,000
         Accrued Real Estate Taxes                    45,000           93,000
         Warranty Reserve                            226,000          203,000
         Accrued Professional Fees                    40,000           71,000
         Accrued Contracted R&D                      227,000          196,000
         Accrued Income Taxes                         12,000           ---
         Other                                       123,000          124,000
                                               -------------    -------------
                                               $   1,044,000    $   1,149,000
                                               =============    =============

Note 6.  Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision (benefit) for income taxes consisted of:

                                             Fiscal 2001      Fiscal 2000
                                             -----------      -----------
         Current Income Taxes                $   12,000       $      ---
         Deferred Income Taxes                1,455,000         (471,000)
         Change in Valuation Allowance       (1,455,000)         471,000
                                             ----------       -----------
         Net                                 $   12,000       $      ---
                                             ==========       ===========

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:


                                                          Fiscal 2001      Fiscal 2000
                                                          -----------      -----------
Federal Income Tax Provision (Benefit) at
     Statutory Rate                                       $   400,000          (381,000)
State Income Taxes, Net of Federal Benefit                     86,000           (74,000)
Research and Development Credits                              (20,000)          (20,000)
Permanent Differences                                        (483,000)            4,000
Change in Valuation Allowance                              (1,455,000)          471,000
Expiration of Net Operating Loss Carryforwards              1,364,000               ---
Expiration of Tax Credit Carryforwards                        120,000               ---
                                                          -----------        ----------
Income Tax Provision                                      $    12,000        $      ---
                                                          ============       ==========

     The components of the net deferred tax asset as of March 31, 2001 and April 1, 2000 were as follows:

                                                 March 31,          April 1,
                                                   2001               2000
                                              --------------      -----------
     Deferred Tax Items:
          Inventory                           $      595,000      $   563,000
          Accrued Expenses and Reserves              324,000          362,000
          Net Operating Loss Carryforwards         7,975,000        9,324,000
          Tax Credit Carryforwards                   743,000          843,000
          Valuation Allowance                     (9,637,000)     (11,092,000)
                                              --------------     ------------
          Net Deferred Tax Assets             $          ---      $       ---
                                              ==============     ============

     The Company has total net operating loss carryforwards available to offset future taxable income of approximately $22 million expiring at various times from 2002 to 2016. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may expire unutilized.

Note 7.  Operating Leases:

     The Company leases its facility in Quakertown, PA under a lease expiring in January 2002. The Company's wholly-owned subsidiary leases office space in St. Petersburg, FL under a lease expiring December 31, 2002. The Company also leases certain equipment under short-term leases. Rental expense charged to operations for fiscal years 2001 and 2000 was $312,000 and $289,000, respectively.

     Future minimum lease commitments under the facility leases are:

                  2002                $     339,000
                  2003                $      13,000
                                      -------------
                                      $     352,000
                                      =============

Note 8.  Obligations Under Capital Leases:

     The Company has capital lease agreements for machinery and equipment as follows:

                                         March 31,         April 1,
                                            2001              2000
                                       ------------      ------------
       Capitalized cost                $      6,000      $      6,000
       Accumulated amortization              (3,000)           (1,000)
                                       ------------      ------------
                                       $      3,000      $      5,000
                                       ============      ============

     Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

     Future minimum lease payments under capital leases for the following fiscal years, together with the present value of the net minimum lease payments as of March 31, 2001, are:

     2002                                                      2,000
     2003                                                      1,000
                                                         -----------
     Total minimum lease payments                              3,000
     Less amount representing interest                           Nil
                                                         -----------
     Present value of net minimum lease payments               3,000
     Less current maturities                                  (2,000)
                                                         -----------
     Capital lease obligations - long term               $     1,000
                                                         ===========

Note 9.  Business, Major Customers, and Credit Risk:

     The Company operates in one business segment that manufactures and supplies products and services to the broadband telecommunications and the cable TV industries. The majority of the Company's revenues and accounts receivable relate to customers in these industries.

     The Company's revenues in fiscal 2001 included two OEM customers who individually contributed 27%, and 22% of the total revenues, respectively. In fiscal 2000, these two OEM customers contributed 38%, and 25%, respectively. No other customer contributed more than 10% of revenues in either year.

Note 10. Capital Stock:

     The Company has a stock option plan (the "1999 Plan") for its employees, which was approved by the stockholders in February, 1999. Under this 1999 Plan, either non-qualified options or incentive stock options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options generally become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. The aggregate maximum number of shares for which options may be issued under the 1999 Plan is 10,000,000.

     The Company has previously adopted a 1982 Stock Option Plan and a 1991 Stock Option Plan. Options to acquire 2,225,734 shares of the Company's Common Stock are outstanding under the 1982 Stock Option Plan and the 1991 Stock Option Plan, respectively, and expire 10 years after the date of grant. No additional options may be granted under either Plan.

     The following summary shows the aggregate stock option activity expressed in shares for the 1982, 1991, and 1999 Plans:

                                      Fiscal Years Ended
                                     March 31,      April 1,
                                       2001          2000
                                   -----------    -----------
Outstanding at Beginning of Year    11,514,400     11,955,333
     Granted                         1,953,000      2,070,000
     Terminated                     (1,487,669)      (238,139)
     Expired                            (2,000)       (10,000)
     Exercised                       1,154,627      2,262,794
                                   -----------    -----------
     Outstanding at End of Year     10,823,104     11,514,400
                                   ===========    ===========
     Available for Grant             1,402,630      1,057,000
                                   ===========    ===========
     Exercisable at End of Year      6,334,045      4,452,482
                                   ===========    ===========

Price Range of Options Outstanding at March 31, 2001 - $0.125 - $0.50 (Weighted Average -$0.24)

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

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      Fiscal Years Ended
                                                     March 31,       April 1,
                                                      2001             2000
                                                   -----------     -----------

Net income (loss)                  As reported     $ 1,164,000     $(1,121,000)
                                    Pro forma      $   435,000     $(1,642,000)

Basic income (loss) per share      As reported     $      0.03     $     (0.03)
                                     Pro forma     $      0.01     $     (0.05)

Diluted income (loss) per share    As reported     $      0.02     $     (0.03)
                                     Pro forma     $      0.01     $     (0.05)

     The per share weighted-average fair value of stock options granted during fiscal years 2000 and 1999 was $0.21 and $.12, respectively, on the date of grant calculated using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                     Fiscal Years Ended
                                               March 31,           April 1,
                                                  2001               2000
                                               ----------         -----------
Expected Life (Years)                               7.8              4.5
Risk-Free Interest Rate                             5.6%             6.5%
Volatility                                        143.7%            70.0%
Dividend Yield                                      0.0%             0.0%

     At March 31, 2001, the following warrants to purchase the Company's common stock were outstanding:

      Issued in         Expiration           Exercise           Number of
     Fiscal Year           Date                Price             Shares
     -----------       ----------            --------           ---------
       1996            July 1, 2004            $0.74            2,027,027

     In July 1996, the Company issued warrants to purchase 2,027,027 shares of common stock at $0.74 per share in return for $300,000 cash. These warrants become exercisable in one-third increments per year commencing July 1, 1997 and expire five years after they become exercisable.

     Under the terms of the Strategic Development and Manufacturing Agreement with NeST, the Company elected to issue warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $670,000 of NeST development services charged to earnings for the period of November 1998 through April 3, 1999 and 3,628,316 warrants to purchase the Company's Common Stock, at an exercise price of $.01 per share, as payment for $1,230,000 owed NeST for services performed from April 4, 1999 through January 1, 2000. During the fiscal year 2001, NeST elected to exercise these warrants and received 7,862,334 shares of the Company's common stock.

Net Income (Loss) Per Share
     The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations at March 31, 2001 and April 1, 2000.

                                                         2001           2000
                                                    ------------  ------------
Net Income (Loss)                                   $  1,164,000  $ (1,121,000)
                                                    ============  ============

Basic Shares                                          35,456,402    32,143,374
Convertible Preferred Stock and Dilutive Options       3,109,934           ---
Diluted Options and Warrants                          14,069,402           ---
                                                    ------------  ------------
Diluted Shares                                        52,635,738    32,143,374
                                                    ============  ============
Net Income (Loss) Per Common Share
     Basic                                                  0.03         (0.03)
     Diluted                                                0.02         (0.03)

     In 2000, convertible preferred stock, warrants, and options to purchase common stock were not included in the computation of diluted EPS because they would be anti-dulutive and increase the net loss per share.

Note 11.  Redeemable Preferred Stock and Debt:

     Alvin Hoffman, the Company's majority stockholder and a director, owns the 19,825 shares of Senior Convertible Redeemable Preferred Stock which is convertible into 2,643,333 shares of Common Stock. Such stock is redeemable at the Company's option under certain circumstances should the holder not elect to convert. In addition, upon the occurrence of certain events (e.g. - sale of the Company, merger, bankruptcy), the Company may be required by the holder of any shares of the Senior Convertible Redeemable Preferred Stock, to redeem, either in whole or in part, shares of this Senior Convertible Redeemable Preferred Stock at a price of $100 per share, which such redeemable shares shall then be retired and not reissued.

     In addition to the Senior Convertible Redeemable Preferred Stock, the Company has authorized 974,175 additional shares of Preferred Stock, $.10 par value, none of which are outstanding as of March 31, 2001.

Note 12. Working Capital Line of Credit:

     The Company maintains a working capital line of credit from a commercial bank to provide up to $1,250,000 based on 80% of the value of qualified accounts receivable. Under terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. The line expires July 31, 2001.

     Subsequent to March 31, 2001, the Company received a commitment letter from the bank to extend the line through July 31, 2002.

Note 13.   Note Payable:

     The Company has a note payable to the Ben Franklin Technology Center of Southeastern Pennsylvania. The $150,000 loan was for initial phase development of the Company's Omni2000(TM) software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal of 50% of the loan has been paid. The Company has cumulatively paid $50,000 in interest through March 31, 2001.

      Future principal payments on the note as of March 31, 2001 are:

                2002                                   $       30,000
                2003                                           30,000
                2004                                           30,000
                                                       --------------
                Total                                          90,000
                Less current portion                          (30,000)
                                                       --------------
                Note payable - long term                       60,000
                                                       ==============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     During the fourth quarter of the year ended April 1, 2000, the Company filed a Form 8-K/A with the Securities and Exchange Commission, dated January 26, 2000, pertaining to its decision to change its accounting firm.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Listed below are the directors and executive officers of the Company as of June 15, 2001:

Name                                    Age             Position
----                                    ---             --------
Javad K. Hassan (1)                     60         Chairman and Director
Keith D. Schneck (3) (5)                46         Director
Harry J. Tankin (4)                     48         President
Joseph D. Rocci                         53         Vice President and General Manager
Michael L. Quelly                       47         Vice President, Hardware Engineering
Roger Jack                              41         Vice President, Software Engineering
Maqbool A. Qurashi                      68         Vice President and General Manager, AMBS
R. Barry Borden (1) (2) (3)             61         Director
Jill A. Felix (2) (3)                   57         Director
Alvin Hoffman (2)                       72         Director
Lemuel A. Tarshis, Ph.D. (3)            60         Director

(1)  Member of Compensation and Stock Option Committee of the Board.
(2)  Member of Audit Committee of the Board.
(3)  Member of Finance Committee of the Board.
(4) Mr. Tankin resigned as an officer and an employee of the Company effective July 1, 2000.
(5) Mr. Schneck resigned as an officer and an employee of the Company effective December 31, 2000, but continues to serve as a director of the Company.

     All directors and officers of the Company are elected for a term of one year at the Annual Meeting of Stockholders and the subsequent Board of Directors meeting, respectively, to serve in their office for the succeeding year and until their successors are duly elected and qualified.

Biographical Information

     Mr. Hassan joined the Company in November 1998 as Chairman of the Board. Prior to joining the Company, Mr. Hassan held senior level positions at AMP, Inc. from 1988 until he was named President of AMP Communications Systems Business, a division of AMP, Inc., in 1995. He previously had a 20-year career at IBM, starting in 1968 as an engineer, and subsequently promoted to head of the IBM East Fishkill semiconductor facility and of IBM's Tape Drive Division. Mr. Hassan is the founder and principal shareholder of NeST Technologies, Inc., an U.S. headquartered technology services company which provides and receives services to and from NeST (P) Ltd. located in India. He currently serves as Chairman of the Electronic Development Commission for the Government of Kerala in India. Mr. Hassan also serves as Chairman of NeSTronix and e-Cell Technologies, Inc. and is a director of Castlewood, Inc., a private company and Fibercore, Inc., a public company.

     Keith D. Schneck joined the Company in April 1995 as President and Chief Financial Officer and became a Director in June 1995. In January 1998, he was appointed Chief Executive Officer. In April 2000, Mr. Schneck resigned from his positions as President and CEO and subsequently resigned from his position as CFO in December 2000 but remains as a Director. Mr. Schneck is currently Chief Financial Officer of a privately held technology company, T-Networks, Inc.

     Harry J. Tankin joined the Company in February 1999 as Vice President, Sales and Marketing. In April 2000, Mr. Tankin was appointed President and resigned effective July 1, 2000, due to health reasons. From 1984 until he joined the Company, he held marketing and business development positions, including Director of Marketing, at General Instrument Corporation.

     Joseph D. Rocci joined the Company in October 1983 as Director of Engineering. Mr. Rocci has served as Vice President, Marketing since April 2000. He served as Vice President, Product Operations of the Company from 1988 to 1989 at which time he was appointed Vice President of Product Technology. In November 2000, Mr. Rocci was appointed Vice President and General Manager of the Company.

     Michael L. Quelly joined the Company in 1982. He was appointed Vice President, Hardware Engineering in May 2000. He previously served as Vice President, Engineering from September 1989 to May 2000, except for the period from October 1990 through March 1995 when he also was Executive Vice President.

     Roger Jack joined the Company in May 2000 as Vice President, Software Engineering. Mr. Jack was a software development consultant with for the Company since 1997. He also served as a software consultant for QVC, Inc. from 1997 to 2000 and has held senior software engineer positions with Visio Corporation, Unisys and ECTA Corporation from 1988 to 1996.

     Maqbool A. Qurashi joined the Company in October 2000 as Vice President and General Manager of AM Broadband Services, Inc., a wholly-owned subsidiary of the Company. He previously was a consultant for several telecommunications firms from 1992 to 2000. Mr. Qurashi co-founded the Company in 1974.

         R. Barry Borden has been a director of the Company since October 1996. Mr. Borden is President of LMA Group, a management consulting firm in Merion Pennsylvania and is Chariman of Ozro, Inc, of Boston, MA, a supplier of E commerce software. He previously was President of Broadbeam Corporation of Princeton, New Jersey and has held executive level positions with other technology companies including Mergent International, Cricket Software, Inc., Franklin Computer Corporation and Delta Data Systems. Mr. Borden is also a director of Fastnet Corporation, and Vice Chairman of Sedona Corporation, both publicly held companies.

     Alvin Hoffman was appointed a director of the Company in March 1995. He has been a private investor and a registered broker with Makefield Securities in Boca Raton, Florida since 1982.

     Lemuel A. Tarshis was elected a director of the Company in October 1996. Dr. Tarshis is a private consultant and since April 2, 2001 has been serving as a consultant to the Company and NeST Technologies, Inc. He also has served as a research professor at Stevens Institute of Technology since 1991. Dr. Tarshis held vice president positions with General Instrument Corporation from 1986 to 1990. He currently is also a director of NeST Technologies, Inc.

     Jill A. Felix was elected director of the Company in March 2000. She has been President, CEO, and director of the University Science Center since 1997. She previously held executive level positions with Liberty Property Trust from 1983 to 1997. She also holds director positions for numerous organizations including Greater Philadelphia First, West Philadelphia Partnership, University City District, Delaware Valley Industrial Resource Center, Pennsylvania BioTechnology Association, International House, and the Valley Forge Historical Society.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. An Initial report of stock ownership, due during the Company's fiscal year ended on March 31, 2001 was filed late by Roger Jack. The Company believes that, during the fiscal year ended March 31, 2001 all other filing requirements applicable to its other officers, directors and greater than 10% beneficial owners have been timely satisfied.

Item 10. Executive Compensation

     The following tables set forth certain information concerning (a) the cash remuneration paid by the Company during each of the last three fiscal years to the individual who served as the Company's Chief Executive Officer during fiscal 2001 and to each executive officer of the Company whose cash compensation exceeded $100,000 per annum during the last fiscal year of the Company, and (b) stock options granted and certain other compensation paid during the last three fiscal years to each such individual.

                                          Summary Compensation Table
                                          --------------------------
                                       Annual and Long Term Compensation
Name & Principal                 Fiscal                       Stock Options              Other
     Position                    Year          Salary             Awarded             Compensation
-----------------------------------------------------------------------------------------------------
Javad K. Hassan ***              2001              ---                  ---                  ---
Chairman                         2000              ---                  ---                  ---
                                 1999              ---            5,000,000                  ---
-----------------------------------------------------------------------------------------------------
Keith D. Schneck *               2001       $    153,000                ---            $   3,655 (3)
Director                         2000            138,000          1,350,000 (1)            4,284 (3)
                                 1999            138,000            450,000 (2)            4,125 (3)
-----------------------------------------------------------------------------------------------------
Joseph D. Rocci                  2001       $    120,000            200,000            $   2,899 (4)
Vice President and               2000            106,000            705,000 (5)            2,630 (4)
General Manager                  1999             94,000            405,000 (6)            2,350 (4)
-----------------------------------------------------------------------------------------------------
Michael L. Quelly                2001       $    120,000            100,000            $   3,485 (7)
Vice President,                  2000            106,000            705,000 (8)            3,316 (7)
Hardware Engineering             1999             98,000            405,000 (9)            2,940 (7)
-----------------------------------------------------------------------------------------------------
Harry J. Tankin **               2001       $     43,000                ---            $   1,177 (10)
President                        2000            110,000          1,000,000                2,919 (10)
                                 1999             28,000            400,000                  ---
-----------------------------------------------------------------------------------------------------

* Mr. Schneck resigned as an officer and employee of the Company effective December 31, 2000. He continues to serve as a director of the Company.
** Mr. Tankin joined the Company on February 1, 1999. He resigned as an officer and an employee of the Company effective July 1, 2000. In an agreement between Mr. Tankin and the Company, the vesting period for 130,000 exercisable option shares was extended to January 1, 2002 and all remaining options were forfeited.
*** Since Mr. Tankin's departure, Mr. Hassan has functioned as Chief Executive Officer of the Company.

(1) Includes 850,000 shares of repriced stock options previously issued in fiscal years 1997 and 1996.
(2)   Repriced stock options previously issued in fiscal year 1996.
(3) Represents $454, $554 and $403 in group life insurance premiums paid by the Company in fiscal 2001, 2000 and 1999, respectively, and $3,655, $4,284 and $4,125 in matching contributions under the Company's 401(k) plan paid by the Company in fiscal 2001, 2000, and 1999, respectively.
(4) Represents $605, $554 and $402 in group life insurance premiums paid by the Company in fiscal 2001, 2000 and 1999, respectively, and $2,899, $2,630 and $2,349 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2001, 2000 and 1999, respectively.
(5) Includes 405,000 shares of repriced stock options previously issued in fiscal years 1998, 1997, 1995, and 1993.
(6) Includes 255,000 shares of repriced stock options previously issued in fiscal years 1997, 1995, and 1993.
(7) Represents $605, $554 and $402 in group life insurance premiums paid by the Company in fiscal 2001, 2000 and 1999, respectively, and $3,485, $3,316 and $2,940 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2001, 2000 and 1999, respectively.
(8) Includes 405,000 shares of repriced stock options previously issued in fiscal years 1998, 1997, 1995, and 1993.
(9) Includes 280,000 shares of repriced stock options previously issued in fiscal years 1997, 1995, and 1993.
(10) Represents $252, $554 and $31 in group life insurance premiums paid by the Company in fiscal 2001, 2000 and 1999, respectively, and $1,177and $2,919 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2001 and 2000.

     Other than the salary described herein, the Company did not pay the executive officers named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of the lesser of $50,000 or 10% of such executive officer's salary and bonus during fiscal 2001, 2000, and 1999. The above compensation does not include certain insurance and other personal benefits, the total value of which does not exceed, as to any named officer, the lesser of $50,000 or 10% of such person's cash compensation.

     All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms, or operation in favor of the executive officers or directors of the Company and are generally available to all salaried employees of the Company.

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

     The following table sets forth options granted to the named executive officers during fiscal 2001:

                                                             % of Total
                                No. of Securities         Options Granted        Exercise
                      Fiscal    Underlying Options        to Employees           Price         Expiration
                      Year      Granted                   in Fiscal Year         ($/Share)     Date
                      ----      ----------------------    --------------         ---------     ------------
Keith D. Schneck      2001              ---                      ---                  ---           ---
Joseph D. Rocci       2001          200,000                     9.75%               $0.50      11/28/10
Michael L. Quelly     2001          100,000                     19.5%               $0.50      11/28/10
Harry J. Tankin       2001              ---                      ---                  ---           ---

     The following table sets forth certain information pertaining to the shares acquired by the individuals named in the Summary Cash Compensation Table upon exercise of stock options in fiscal 2001 and pertaining to the number and value of options held by such individuals at year end:


                                   Fiscal 2001 Option Exercises and Year End Option Values
                                   -------------------------------------------------------
                                                              Number of                      Value of
                        Shares         Value            Unexercised Options              In-the-Money Options
                        Acquired on    Realized          At Fiscal Year End              at March 31, 2001(2)
Name                    Exercise       ($) (1)       Exercisable   Unexercisable     Exercisable    Unexercisable
------------------      -----------    -----------   -----------   -------------     -----------    -------------
Keith D. Schneck           ---           ---            983,333       166,667        $  142,550       $ 23,500
Joseph D. Rocci            ---           ---            605,000       300,000            87,735        (26,500)
Michael L. Quelly          ---           ---            605,000       200,000            87,735        (26,500)
Harry J. Tankin            ---           ---            130,000        ---               18,330            ---


(1) Value realized is the difference between the market price of a share of Common Stock on the date of exercise and the exercise price of the option, multiplied by the number of shares underlying the option.
(2) Value is based upon the closing price of the stock on March 31, 2001, less the exercise price.

     The Company does not maintain any long term incentive plans for its officers.

     Directors who are not officers or employees of the Company are paid $500 for each Board of Directors meeting and Committee meeting attended. In addition to the standard director fees, each director was granted options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.50 on November 28, 2001. These options were fully vested as of the date of grant. In addition, Javad K. Hassan received an option grant on February 19, 1999 to purchase 5,000,000 shares, which became first exercisable equally over a three-year period and expire on February 19, 2009 at an exercise price of $0.156 in accordance with a Services Agreement with the Company. During fiscal 2001, Mr. Hassan exercised 1,000,000 of these option shares.

     The Company does not have any employment contracts or arrangements with any of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth certain information as of June 15, 2001 with respect to each person and entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, each director of the Company and each executive officer listed in the cash compensation table who owns shares of the Company's common stock, and all officers and directors of the Company as a group.

                                                         Beneficial Ownership
Beneficial Owner (1) (2)                   Amount       Percentage of Class(14)
-------------------------                  ------       -----------------------
Javad K. Hassan                        25,587,504 (3)           57.5%
Alvin Hoffman                          18,808,170 (4)           41.8%
NT Holdings Mauritius                   7,862,334 (5)           18.7%
Keith D. Schneck                        1,153,333 (6)            2.7%
Michael L. Quelly                         770,000 (7)            1.8%
Joseph D. Rocci                           697,846 (8)            1.6%
R. Barry Borden                           260,000 (9)              *
Lemuel A. Tarshis                        250,000 (10)              *
Jill A. Felix                             50,000 (11)              *
Roger L. Jack                             50,000 (12)              *
Maqbool A. Qurashi                                ---              *
Harry J. Tankin                                   ---              *
All Directors and Executive
Officers as a Group (10 Persons)      32,235,016 (13)           66.3%

   * Less than one percent.

     (1) To the best of the Company's knowledge, all shares of stock are owned beneficially, and sole voting and investment power is held with respect thereto, by the persons and entities named, except as otherwise noted. Share amounts include additional shares issuable pursuant to options or warrants held by such owners that are exercisable or may become exercisable within 60 days of the date hereof.

     (2) The address of all beneficial owners is c/o AM Communications, Inc., 100 Commerce Boulevard, Quakertown, PA 18951-2237.

     (3) Includes (i) 14,391,837 shares of the Common Stock pursuant to The Voting Trust and Share Price Participation Agreement between Mr. Hoffman and Mr. Hassan, as the Voting Trustee, over which Mr. Hassan exercises all voting rights, (ii) 1,000,000 shares of Common Stock issued pursuant to a stock option exercise, (iii) 2,333,333 shares issuable pursuant to currently outstanding stock options, and (iv) 7,862,334 shares issued upon the exercise of warrants which were issued to NeST Technologies, Inc. for services rendered, of which Mr. Hassan is CEO and sole owner, and to NeST (P) Ltd. for services rendered, which is controlled by Mr. Hassan's brother, and then subsequently such shares were transferred to NT Holdings Mauritius. Mr. Hassan is a less than 50% owner in NT Holdings Mauritius and disclaims beneficial ownership in a portion of the shares set forth in (iv) above.

     (4) The information concerning the beneficial ownership of Mr. Hoffman is based, in part, upon information furnished by Mr. Hoffman to the Company. The beneficial ownership indicated represents (i) 19,825 shares of Senior Convertible Preferred Stock convertible into 2,643,333 shares of Common Stock,
(ii) 200,000 shares issuable pursuant to stock options, (iii) 773,000 shares of Common Stock currently owned by Mr. Hoffman's wife, (iv) 14,391,837 shares of Common Stock of the Company which the Hoffman Trust beneficially owns but over which Javad K. Hassan, as Voting Trustee, exercises all voting rights, and (v) 800,000 shares of Common Stock issued pursuant to a preferred stock conversion during October 2000. Mr. Hoffman disclaims beneficial ownership of the shares set forth in (iii) above.

     (5) Includes 7,862,334 shares of Common Stock issued upon the exercise of warrants held by NeST Technologies, Inc. for services rendered, of which Mr. Hassan is CEO and sole owner, and NeST (P) Ltd. for services rendered, which is controlled by Mr. Hassan's brother and then subsequently such shares were transferred to NT Holdings Mauritius. NT Holdings Mauritius is a Mauritius holding company for Mr. Hassan's various business interests. Mr. Hassan is a less than 50% owner in NT Holdings Mauritius and disclaims beneficial ownership in a portion of these shares.

     (6) Includes 983,333 shares issuable pursuant to stock options.

     (7) Includes 605,000 shares issuable pursuant to stock options.

     (8) Includes 605,000 shares issuable pursuant to stock options.

     (9) Includes 260,000 shares issuable pursuant to stock options.

     (10) Includes 250,000 shares issuable pursuant to stock options.

     (11) Includes 50,000 shares issuable pursuant to stock options.

     (12) Includes 50,000 shares issuable pursuant to stock options.

     (13) Includes (i) an aggregate of 14,391,837 shares of Common Stock beneficially owned by the Hoffman Trust but over which Javad K. Hassan, as Voting Trustee, exercises all voting rights, (ii) 19,825 shares of Senior Convertible Preferred Stock convertible into 2,643,333 shares of Common Stock,
(iii) 773,000 shares of Common Stock currently owned by Mr. Hoffman's wife as to which Mr. Hoffman disclaims beneficial ownership, (iv) 5,326,666 shares of Common Stock which may be acquired upon the exercise of outstanding options, (v) 2,237,846 shares of Common Stock held by other officers and directors, and (vi) 7,862,334 shares of Common Stock issued to upon the exercise of warrants held by NeST Technologies, Inc. and NeST (P) Ltd. and then transferred to NT Holdings Mauritius. Mr. Hassan disclaims beneficial ownership of the shares set forth in
(vi) above.

     (14) The percentages have been calculated on the basis of treating as outstanding, for a particular holder, all shares of the Common Stock outstanding on said date and all shares of the Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

     All outstanding shares of the Company's Senior Convertible Redeemable Preferred Stock as of June 15, 2001 are owned by Alvin Hoffman.

     On November 2, 1998, the Alvin Hoffman Revocable Trust UAD 2/28/86 entered into a Voting Trust and Share Price Participation Agreement dated November 2, 1998 (the "Voting Trust"), with Javad (Jay) K. Hassan as voting trustee (the "Voting Trustee"), and pursuant thereto deposited with the Voting Trustee 14,391,837 shares of the common stock of the Company. Pursuant to the terms of the Voting Trust, the Voting Trustee is entitled, for the five-year term of the Voting Trust, to exercise all voting rights with respect to such shares. Accordingly, the Company believes that, while Alvin Hoffman, the settlor of the Alvin Hoffman Revocable Trust UAD 2/28/86, remains a beneficial owner of such shares, the transfer of voting rights with respect to such shares resulted in a change in control of the Company from Mr. Hoffman to Mr. Hassan.

     Neither Mr. Hoffman nor the Alvin Hoffman Revocable Trust UAD 2/28/86 received any consideration for the above-described transfer of voting rights.

Item 12. Certain Relationships and Related Transactions

     On November 2, 1998, Javad (Jay) K. Hassan entered into a Services Agreement with the Company pursuant to which Mr. Hassan (i) was appointed to the Company's Board of Directors and elected to serve as its Chairman of the Board,
(ii) agreed to assume the duties and responsibilities described therein, and
(iii) was granted an option to acquire 5,000,000 shares of the Company's Common Stock, at a per share exercise price of $0.156 which was equal to the fair market value of the stock on the date of grant. On December 30, 2000, Mr. Hassan exercised options to purchase 1,000,000 shares of the Company's Common Stock and paid the exercise price of $156,000 to the Company.

     On the same date, the Company entered into a strategic development and manufacturing agreement with Network Systems & Technologies (P) Ltd. (NeST (P) Ltd.). NeST (P) Ltd. is a technology company located in India which provides software and hardware design services and manufacturing services. NeST (P) Ltd. is controlled and managed by N. Jehangir, who is the brother of Mr. Jay Hassan. Mr. Hassan is the founder, CEO, and owner of NeST Technologies, Inc., a U.S. headquartered technology services company, which provides and receives services to and from NeST (P) Ltd. Collectively, these operations are referred to as NeST. The Company has the option to pay for NeST development services either in cash or through the issuance of warrants. During fiscal 1999, the Company issued 4,234,018 warrants to purchase AM Common Stock, at an exercise price of $.01 per share, in payment for $670,000 of NeST services from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid for such services in cash. The Company incurred expenses of $2.2 million and $1.7 million for NeST services in fiscal 2001 and fiscal 2000, respectively. On January 24, 2001, NeST exercised all of its warrants and purchased 7,862,334 shares of the Company's Common Stock.

     Keith D. Schneck, the former Chief Financial Officer and a director of the Company also provided advisory services to Mr. Hassan and NeST Technologies, Inc. during fiscal 2001 and fiscal 2000.

     Under a consulting agreement with Lemuel A. Tarshis, a director of the Company, the Company incurred expenses of $59,000 and $35,000 during fiscal 2001 and fiscal 2000, respectively. Mr. Tarshis also provides consulting services to NeST Technologies, Inc. and serves as a director of the company.

     During the fourth quarter of fiscal 2000, the Company entered into an agreement with NeSTronix, to outsource all of its manufacturing requirements commencing January 1, 2000. NeSTronix provides complete turnkey electronic design and outsourcing services to third party customers, and is owned and controlled by the Company's Chairman, Mr. Javad K. Hassan. Under this relationship, the Company's existing manufacturing staff was transferred and became employees of NeSTronix as of January 2, 2000. In return, the Company received a long-term commitment from NeSTronix to manage and supply all of the Company's manufacturing requirements for a three year period with agreed upon pricing. The Company incurred expenses in the amount of $2.4 million and $441,000 for such services in fiscal 2001 and 2000, respectively.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan provided a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2001. No amounts were borrowed under this line during fiscal 2001 or 2000.

     The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During fiscal 2001 and fiscal 2000, the Company charged fees totaling $1,075,000 and $613,000, respectively, for such services.

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

         10-g. Line of Credit Commitment Letter with Progress Bank dated June 29, 1999.

     ****10-h.   Services Agreement between the Company and Jay Hassan

     ****10-i.   Consulting Services Agreement between the Company and NeST.

         10-j. Manufacturing Services Agreement between the Company and NeSTronix. (Exhibit 10.1)

           21.   Subsidiaries of the Company: AM Broadband Services, Inc.

           23.   Consent to Grant Thorton LLP dated June 29, 2000.

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

AM COMMUNICATIONS, INC.
         (Registrant)


      /s/ Javad K. Hassan                               /s/ H. Charles Wilson, III
      -------------------                              ----------------------------------------------
By :  Javad K. Hassan                                  H. Charles Wilson, III
      Chairman of the Board                            Chief Accounting Officer
      Date:   July 2, 2001                             Date:           July 2, 2001
           -------------------------------                   ----------------------------------------

     In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Javad K.  Hassan                                   /s/ Keith Schneck
-----------------------------------------              ----------------------------------------------
Javad K. Hassan                                        Keith D. Schneck
Chairman of the Board                                  Director
(Principal Executive Officer)
Date:    July 2, 2001                                  Date:            July 2, 2001
     ------------------------------------                    ----------------------------------------


/s/ R. Barry Borden                                    /s/ Alvin Hoffman
-----------------------------------------              ----------------------------------------------
R. Barry Borden                                        Alvin Hoffman
Director                                               Director
Date:    July 2, 2001                                  Date:           July 2, 2001
     ------------------------------------                   -----------------------------------------


/s/ Lemuel A. Tarshis                                  /s/ Jill A. Felix
-----------------------------------------              ----------------------------------------------
Lemuel A. Tarshis                                      Jill A. Felix
Director                                               Director
Date:    July 2, 2001                                  Date:           July 2, 2001
     ------------------------------------                   -----------------------------------------
