Form 10QSB
period 2001-06-30
AM COMMUNICATIONS INC
filed 2001-08-14
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001.
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                  ------------    --------------


Commission File Number:  0-9856


                             AM COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                      23-1922958
---------------------------                  ----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)


100 Commerce Boulevard, Quakertown, PA                        18951-2237
--------------------------------------                        ----------
(Address of principal executive offices)                       Zip Code


                                 (215) 538-8700
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X    No
                                                                 -----     -----
On August 10, 2001 there were 43,427,350 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes        No    X
                                                                ------     -----

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


PART I.    FINANCIAL INFORMATION                                      PAGE NO.
--------------------------------                                      --------

Item 1.    Financial Statements

           Consolidated Balance Sheets - June 30 (Unaudited)           3
               and March 31, 2001

           Consolidated Statements of Income - Quarters Ended          4
           June 30, 2001 and July 1, 2000 (Unaudited)

           Consolidated Statements of Cash Flows - Quarters Ended      5
           June 30, 2001 and July 1, 2000 (Unaudited)

           Notes to Consolidated Financial Statements                  6 - 7

Item 2.    Management's Discussion and Analysis of Operations          7 - 12



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                            12 -13

Item 1.   Financial Statements


                             AM COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,         March 31,
                                                           2001             2001
                                                       ------------    ------------
                                                        (unaudited)
ASSETS
Current Assets:
   Cash                                                $    283,000    $    350,000
   Accounts Receivable, Net of Reserves
      of $209,000 at June 30 and March 31, 2001           3,079,000       2,654,000
   Due from Affiliates                                      200,000          53,000
   Inventory                                              2,815,000       2,935,000
   Prepaid Expenses and Other                               153,000         101,000
                                                       ------------    ------------
      Total Current Assets                                6,530,000       6,093,000

   Equipment and Fixtures, Net                              245,000         267,000
   Other Assets                                              12,000          13,000
                                                       ------------    ------------
   Total Assets                                        $  6,787,000    $  6,373,000
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations        $      2,000    $      2,000
   Current Portion of Notes Payable                          30,000          30,000
   Bank Line of Credit                                    1,250,000       1,250,000
   Accounts Payable                                       1,655,000       1,731,000
   Deferred Revenues                                         79,000         135,000
   Accrued Expenses                                       1,289,000       1,044,000
                                                       ------------    ------------
          Total Current Liabilities                       4,305,000       4,192,000
                                                       ------------    ------------

Capital Lease Obligations - Long Term                          --             1,000
Notes Payable - Long Term                                    53,000          60,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 19,825 Shares at June 30
   and March 31, 2001                                     1,983,000       1,983,000
                                                       ------------    ------------

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized
   100,000,000 Shares at June 30 and March 31, 2001;
   Issued and Outstanding 43,427,530 Shares at
   June 30 and 43,152,051 Shares at March 31, 2001        4,343,000       4,315,000
Capital in Excess of Par                                 33,099,000      33,087,000
Accumulated Deficit                                     (36,996,000)    (37,265,000)
                                                       ------------    ------------
   Stockholders' Equity                                     446,000         137,000
                                                       ------------    ------------
Total Liabilities and Stockholders' Equity             $  6,787,000    $  6,373,000
                                                       ============    ============



   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Quarters Ended
                                                 June 30,             July 1,
                                                   2001                2000
                                             --------------      --------------

Revenues                                    $     4,026,000      $   3,734,000

Costs and Expenses:
   Cost of Sales                                  1,895,000          1,815,000
   Selling, General and Administrative              899,000            826,000
   Research and Development                         917,000            864,000
                                            ---------------     --------------

Operating Income                                    315,000            229,000
Other Income (Expense)                             (37,000)            (29,000)
                                            ---------------     --------------

Income Before Income Taxes                          278,000            200,000
Income Tax Provision                                  9,000               ---

Net Income                                  $       269,000     $      200,000
                                            ===============     ==============

Basic Net Income Per Share                  $          0.01     $         0.01
                                            ===============     ==============

Diluted Net Income Per Share                $          0.01     $          Nil
                                            ===============     ==============

Shares Used in Computation of Basic
Net Income Per Share                             43,365,000         33,384,000
                                            ===============     ==============

Shares Used in Computation of Diluted
Net Income Per Share                             51,070,000         54,021,000
                                            ===============     ==============






   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Quarters Ended
                                                                June 30,          July 1,
                                                                  2001             2000
                                                               ---------         ---------
Cash Flows from Operating Activities:
   Net Income                                                  $ 269,000         $ 200,000
   Adjustments to Reconcile Net Income to
   Net Cash Provided By (Used in) Operating Activities:
      Depreciation and Amortization                               37,000            47,000
      Changes in Assets and Liabilities Which
      Provided (Used) Cash:
         Accounts Receivable                                    (425,000)         (105,000)
         Due from Affiliates                                    (147,000)          (77,000)
         Inventory                                               120,000          (106,000)
         Prepaid Expenses and Other                              (51,000)          (41,000)
         Accounts Payable                                        (76,000)          285,000
         Advances                                                (56,000)         (126,000)
         Accrued and Other Expenses                              245,000           116,000
                                                               ---------         ---------
Net Cash Provided By (Used In) Operating Activities              (84,000)          193,000
                                                               ---------         ---------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                   (15,000)          (19,000)
                                                               ---------         ---------
Net Cash Used In Investing Activities                            (15,000)          (19,000)
                                                               ---------         ---------

Cash Flows from Financing Activities:
   Exercise of Stock Options                                      40,000            11,000
   Payments on Note Payable                                       (7,000)             --
   Payments Under Capital Lease Obligations                       (1,000)             --
                                                               ---------         ---------
Net Cash Provided By Financing Activities                         32,000            11,000
                                                               ---------         ---------

Net Increase (Decrease) in Cash                                  (67,000)          185,000
Cash:
   Beginning                                                     350,000            79,000
                                                               ---------         ---------
   Ending                                                      $ 283,000         $ 264,000
                                                               =========         =========

Interest Paid                                                  $  42,000         $  30,000
                                                               ---------         ---------
Income Taxes Paid                                              $    --           $    --
                                                               ---------         ---------







   The Accompanying Notes are an Integral Part of these Financial Statements.

                             AM COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 As of June 30, 2001 and for the Quarters Ended
                         June 30, 2001 and July 1, 2000

1. The accompanying interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in AM Communications, Inc.'s Annual Report for the year ended March 31, 2001. The Balance Sheet as of June 30, 2001 and the related Statements of Operations and Statements of Cash Flows for the quarters ended June 30, 2001 and July 1, 2000 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 30, 2002.

                                       June 30,        arch 31,
                                        2001            2001
                                     -----------    -----------
                                     (Unaudited)
2 Inventory Comprises:
       Raw Material                  $ 2,896,000    $ 3,355,000
       Work-in-Process                   758,000        684,000
       Finished Goods                    626,000        361,000
                                     -----------    -----------
                                       4,280,000      4,400,000
       Inventory Reserve              (1,465,000)    (1,465,000)
                                     -----------    -----------
       Net Inventory                 $ 2,815,000    $ 2,935,000
                                     ===========    ===========

3 Accrued Expenses Comprise:
       Accrued Compensation          $   333,000    $   282,000
       Accrued Commissions                31,000         33,000
       Accrued Rent                       62,000         89,000
       Accrued Real Estate Taxes          49,000         45,000
       Warranty Reserve                  226,000        226,000
       Accrued Professional Fees          23,000         40,000
       Accrued Contracted Services       439,000        227,000
       Accrued Income Taxes               22,000         12,000
       Other                             104,000         90,000
                                     -----------    -----------
                                     $ 1,289,000    $ 1,044,000
                                     ===========    ===========

4.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:
                                                   Quarters Ended
                                                   --------------
                                              June 30,            July 1,
                                                2001                2000
                                           --------------      -------------

     Current Income Taxes                  $      ---          $       ---
     Deferred Income Taxes                      114,000              77,000
     Change in Valuation Allowance             (105,000)            (77,000)
                                           ------------        ------------
     Net                                   $      9,000        $        ---
                                           ============        =============

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:
                                                           Quarters Ended
                                                           --------------
                                                       June 30,        July 1,
                                                        2001            2000
                                                     ----------      ---------
     Federal Income Tax Provision
       at Statutory Rate                             $   91,000      $  68,000
     State Income Taxes, Net of Federal Benefit          18,000         13,000
     Research and Development Credits                    (5,000)        (5,000)
     Non-deductible Amounts                               1,000          1,000
     Other                                                9,000            ---
     Change in Valuation Allowance                     (105,000)       (77,000)
                                                     ----------      ---------
     Income Tax Provision                            $    9,000      $     ---
                                                     ===========     =========

     The components of the net deferred tax asset as of June 30 and March 31, 2001 were as follows:

                                                 June 30,         March 31,
                                                   2001             2001
                                               -----------      -----------
     Deferred Tax Items:
         Inventory                             $   595,000      $   595,000
         Accrued Expenses and Reserves             314,000          324,000
         Net Operating Loss Carryforwards        7,875,000        7,975,000
         Tax Credit Carryforwards                  748,000          743,000
         Valuation Allowance                    (9,532,000)      (9,637,000)
                                               -----------      -----------
         Net Deferred Tax Assets               $      ---       $       ---
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


Item 2.    Management's Discussion and Analysis of Operations

     The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally; the competitive nature of the CATV (Cable TV) network monitoring market; the Company's ability to enhance its existing products and develop and introduce new products which keep pace with technological developments in the marketplace; and market demand.

     The following discussion should be read in conjunction with the Company's Form 10-KSB for its 2001 fiscal year ended March 31, 2001.

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

     As a result of the restructuring actions taken and other contractual agreements between the Company and NeST, Mr. Hassan and the NeST related companies control the voting of 14,391,837 shares of the Company's Common Stock presently owned by the Company's majority shareholder, hold 1,000,000 shares obtained through the exercise of stock options, hold 7,862,334 shares obtained through the exercise of warrants, and hold a stock option to purchase 4,000,000 shares of common stock at $.15 per share. The warrants were issued by the Company as payment for $1,827,197 of engineering development services performed by NeST during fiscal 1999 and fiscal 2000.

     Using the NeST resources, the Company undertook a substantial development program to upgrade its software and certain hardware products, which were introduced during fiscal 2000. These products include complete new system platforms for the Company's Omni2000 software, Scanning Ingress Monitoring Systems, and QuickSTAT.

     During fiscal 2000, the Company experienced significant improvements in its operations as revenue levels increased due to the improved product set and expanded marketing activities. Operating costs decreased due to improved gross profit margins as a result of the transition to the NeST based manufacturing strategy and development spending declined due to the transition to more cost effective India based development resources. While the Company experienced an operating loss for the fiscal year 2000, it did achieve profitability in its fourth quarter of fiscal 2000 and has remained profitable through the first quarter of fiscal 2002 ended June 30, 2001.

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

Results of Operations
Qtr 1 Fiscal 2002 vs. 2001
                                            Qtr 1 2002     Qtr 1 2001
                                            ----------     ----------
Revenues                                      100.0%          100.0%

Cost of Sales                                  47.1            48.6
Selling, General and Administrative            22.3            22.1
Research and Development                       22.8            23.1
                                              -----           -----

Operating Income                                7.8            6.1
Other Expense                                   (.9)          (.8 )
                                              -----           -----

Income Before Income Taxes                      6.9            5.4
Income Tax Provision                            (.2)           ---
                                              -----           -----

Net Income                                      6.7%            5.4%
                                              =====           =====

Revenues

     Revenues for the first quarter of fiscal 2002 ended June 30, 2001 were $4.0 million, representing an 8% increase compared to first quarter fiscal 2001 revenues of $3.7 million. The increase is primarily due to $ 231,000 in revenues from the Company's wholly-owned subsidiary, AM Broadband Services, Inc., which began operations on January 1, 2001.

     Revenues from OEMs (original equipment manufacturers) and foreign distributors were 61% of total revenues in the first quarter of fiscal 2002 and 77% in the first quarter of fiscal 2001. A greater portion of the Company's revenues are coming from MSOs (multiple system operators) and other direct end-user customers as a result of the Company's direct global sales and marketing efforts. The Company's multi-year agreement with Charter Communications is also contributing to a greater percentage of revenues coming from MSO(s) and direct end-user customers. The Company maintains key strategic OEM relationships with Motorola, Philips and Scientific-Atlanta and others that purchase the Company's products under private label relationships and re-sell primarily to their international customers.

       One OEM contributed 17% of revenues during the first quarter of fiscal 2002. During the first quarter of fiscal 2001, two OEM customers contributed 36% and 27% of revenues, respectively. No other customer contributed more than 10% of revenues in either period. As the purchase of the Company's products is generally associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     Development and software revenues totaled $394,000 and $410,000 in the first quarters of fiscal 2002 and 2001, respectively. Software revenues were higher in the first quarter of fiscal 2001 as many of the Company's existing customers upgraded to the Company's newly released Omni2000 software. Development revenues primarily relate to OEM development efforts which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense. All software development costs are charged to research and development when incurred.

Cost of Sales

     Cost of sales includes manufacturing costs of the Company's hardware products and job costs of the Company's new broadband services unit. Cost of sales represented 47.1% of revenues in the first quarter of fiscal 2002 compared to 48.6% in the first quarter of fiscal 2001. The Company's gross product margins are generally dependent on product mix and customer mix. Sales to MSO and other direct end-user customers generally have a higher profit margin.

Selling, General and Administrative

     Selling, general and administrative (S,G&A) expenses were $899,000 in the first quarter of fiscal 2002 compared to $826,000 in the first quarter of fiscal 2001. The increase is primarily due to costs associated with the Company's new broadband services unit.
 .
Research and Development

     Research and development expense totaled $917,000 for the first quarter of fiscal 2002 compared to $864,000 in the first quarter of fiscal 2001. The Company continued to spend a significant amount on research and development related to the Company's major development efforts to upgrade and expand its software and hardware products. Expense for NeST development services totaled $593,000 and $482,000 in the first quarters of fiscal 2002 and 2001, respectively. The Company expects research and development spending to increase in fiscal 2002 to support increased customer demand for more advanced systems and software.

Operating Income

     The Company had operating income of $315,000 in the first quarter of fiscal 2002 compared to $ 229,000 in the first quarter of fiscal 2001. The improved results are due to the combined effect of increased revenues and higher gross margins due to product mix and customer mix, partially offset by higher S,G and A and research and development costs.

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

Liquidity and Capital Resources

     In the first quarter of fiscal 2002, the Company consumed net cash of $67,000 compared to generating net cash of $185,000 in the first quarter of fiscal 2001. Although the Company was profitable in the first quarter of fiscal 2002, cash was consumed primarily due to an increase in accounts receivable. The increase in accounts receivable is attrituable to the timing of sales during the first quarter of fiscal 2002.

     During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to 50% of the loan has been repaid. The outstanding loan balance as of June 30, 2001 was $ 83,000.

     The Company's line of credit is limited to $1,250,000 which was fully borrowed and outstanding at June 30, 2001. Borrowings under the line are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime.

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

     Capital expenditures totaled $15,000 in the first quarter of fiscal 2002 and $19,000 in the first quarter of fiscal 2001 which included computers, software, manufacturing assembly and test equipment, and test lab equipment.

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

         *3-a.  (3.1) Restated Certificate of Incorporation of Registrant.

    ******3-b.  (3.1) Certificate of Amendment to Certificate of Incorporation
                of Registrant

         *3-c.  (3.2) Amended By-Laws of Registrant.

         *4-a. (4.1) Specimen of Common Stock Certificate, par value $.10 per share.

     *****4-b.  (4.2) Warrant issued to NeST.

     *****9-a.  Voting Trust and Share Participation Agreement

       **10-a.  1991 Incentive Stock Option Plan.

      ***10-b. Joint Development Agreement between AM Communications and Scientific-Atlanta dated May 1996.

      ***10-c. Distribution Agreement and Manufacturing License dated June 14, 1996.

      ***10-d.  Registration Rights Agreement dated June 17, 1996.

      ***10-e.  Warrant Agreement dated June 17, 1996.

    *****10-f.  1999 Stock Option Plan.

    *****10-g.  Line of Credit Commitment Letter with Progress Bank dated
                June 29, 1999.

     ****10-h.  Services Agreement between the Company and Jay Hassan

     ****10-i.  Consulting Services Agreement between the Company and NeST.

    *****10-j.  Manufacturing Services Agreement between the Company and
                NeSTronix.  (Exhibit 10.1)

           11.  Statement re: Computation of Per Share Earnings (Exhibit 11)


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

               ****** Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

     (b) No reports on Form 8-K have been filed for the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AM COMMUNICATIONS, INC.
                                                (Registrant)


Date:    August 14, 2001                 By:  /s/ H. Charles Wilson, III
       -----------------                    -------------------------------
                                             H. Charles Wilson, III
                                             Chief Accounting Officer