Form 10QSB
period 2001-09-29
AM COMMUNICATIONS INC
filed 2001-11-19
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                        23-1922958
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

100 Commerce Boulevard, Quakertown, PA                   18951-2237
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (215) 538-8700
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

On November 9, 2001 there were 52,429,016 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes____   No __X__

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                         PAGE NO.
-----------------------------------                                                         --------

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - September 29 (Unaudited) and
              March 31, 2001                                                                     3

              Consolidated Statements of Operations - Quarter and Six Months
              Ended September 29, 2001 and September 30, 2000 (Unaudited)                        4

              Consolidated Statements of Cash Flows -- Six Months Ended
              September 29, 2001 and September 30, 2000 (Unaudited)                              5

              Notes to Consolidated Financial Statements                                       6 - 8

Item 2.       Management's Discussion and Analysis of Operations                               8 - 14



PART II.      OTHER INFORMATION
-------------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                14 - 17



Item 1.  Financial Statements
------------------------------

                             AM COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 29,         March 31,
                                                                           2001                2001
                                                                     ---------------      -------------
                                                                       (Unaudited)
ASSETS
Current Assets:
   Cash                                                               $    130,000         $  350,000
   Accounts Receivable, Net of Reserves of $209,000
      at September 29 and March 31, 2001                                 3,144,000          2,654,000
   Due from Affiliate                                                       26,000             53,000
   Inventory                                                             2,442,000          2,935,000
   Prepaid Expenses and Other                                              187,000            101,000
                                                                      ------------        -----------
      Total Current Assets                                               5,929,000          6,093,000

   Equipment and Fixtures, Net                                             229,000            267,000
   Other Assets                                                            179,000             13,000
                                                                      ------------        -----------
   Total Assets                                                       $  6,337,000        $ 6,373,000
                                                                      ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                       $      2,000        $     2,000
   Current Portion of Notes Payable                                         30,000             30,000
   Bank Line of Credit                                                   1,250,000          1,250,000
   Accounts Payable                                                      1,611,000          1,731,000
   Deferred Revenue                                                         74,000            135,000
   Accrued Expenses                                                      1,003,000          1,044,000
                                                                      ------------        -----------
      Total Current Liabilities                                          3,970,000          4,192,000
                                                                      ------------        -----------

Capital Lease Obligations - Long Term                                          ---              1,000
Notes Payable - Long Term                                                   45,000             60,000
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 19,825 Shares at
   September 29 and March 31, 2001                                       1,983,000          1,983,000
                                                                      ------------        -----------

Commitments and Contingencies
Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized 100,000,000
   Shares at September 29 and March 31, 2001; Issued
   and Outstanding 43,427,350 Shares at September 29
   and 43,152,051 Shares at March 31, 2001                               4,343,000          4,315,000
Capital in Excess of Par                                                33,100,000         33,087,000
Accumulated Deficit                                                    (37,104,000)       (37,265,000)
                                                                      ------------        -----------
   Stockholders' Equity                                                    339,000            137,000
                                                                      ------------        -----------
Total Liabilities and Stockholders' Equity                            $  6,337,000        $ 6,373,000
                                                                      ============        ===========


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Quarter Months Ended                    Six Months Ended
                                               September 29,     September 30,      September 29,     September 30,
                                                   2001              2000               2001               2000
                                               -------------     -------------      -------------     -------------
Revenues                                       $  4,075,000       $ 3,887,000        $ 8,101,000       $  7,621,000

Cost and Expenses:
   Cost of Sales                                  2,011,000         1,942,000          3,906,000          3,757,000
   Selling, General and Administrative            1,136,000           698,000          2,035,000          1,524,000
   Research and Development                       1,000,000           863,000          1,917,000          1,727,000
                                               ------------       -----------        -----------       ------------

Operating Income (Loss)                             (72,000)          384,000            243,000            613,000
Other Income (Expense)                              (36,000)          (34,000)           (73,000)           (63,000)
                                               ------------       -----------        -----------       ------------

Income (Loss) Before Income Taxes                  (108,000)          350,000            170,000            550,000

Income Tax Provision                                    ---               ---              9,000                ---
                                               ------------       -----------        -----------       ------------

Net Income (Loss)                              $   (108,000)      $   350,000        $   161,000       $    550,000
                                               ============       ===========        ===========       ============

Basic Net Income (Loss) Per Share              $        Nil       $      0.01        $       Nil       $       0.02
                                               ============       ===========        ===========       ============

Diluted Net Income (Loss) Per Share            $        Nil       $      0.01        $       Nil       $       0.01
                                               ============       ===========        ===========       ============

Shares Used in Computation of Basic
   Net Income (Loss) Per Share                   43,427,000        33,429,000         43,396,000         33,406,000
                                               ============       ===========        ===========       ============

Shares Used in Computation of Diluted
   Net Income (Loss) Per Share                   43,427,000        53,622,000         50,770,000         53,855,000
                                               ============       ===========        ===========       ============




              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended
                                                                    --------------------------------------
                                                                       September 29,       September 30,
                                                                           2001                2000
                                                                    ------------------  ------------------
Cash Flows from Operating Activities:
   Net Income                                                        $     161,000        $   550,000
   Adjustments to Reconcile Net Income to
   Net Cash Provided By (Used in) Operating Activities:
     Depreciation and Amortization                                          77,000             93,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                                (490,000)          (251,000)
       Due from Affiliate                                                   27,000           (113,000)
       Inventory                                                           493,000            232,000
       Prepaid Expenses and Other                                         (253,000)           (39,000)
       Accounts Payable                                                   (120,000)          (426,000)
       Deferred Revenue                                                    (61,000)           (34,000)
       Accrued and Other Expenses                                          (41,000)           (36,000)
                                                                     -------------        -----------
Net Cash Used In Operating Activities                                     (207,000)           (24,000)
                                                                     -------------        -----------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                             (38,000)           (58,000)
                                                                     -------------        -----------
Net Cash Used In Investing Activities                                      (38,000)           (58,000)
                                                                     -------------        -----------

Cash Flows from Financing Activities:
   Exercise of Stock Options                                                41,000             24,000
   Payments on Note Payable                                                (15,000)               ---
   Payments Under Capital Lease Obligations                                 (1,000)            (1,000)
                                                                     -------------        -----------
Net Cash Provided By Financing Activities                                   25,000             23,000
                                                                     -------------        -----------

Net Increase (Decrease) In Cash                                           (220,000)           (59,000)
Cash:
   Beginning                                                               350,000             79,000
                                                                     -------------        -----------
   Ending                                                            $     130,000        $    20,000
                                                                     =============        ===========

Interest Paid                                                        $      77,000        $    34,000
                                                                     =============        ===========
Income Taxes Paid                                                    $         ---        $       ---
                                                                     =============        ===========


              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          As of September 29, 2001 and for the Six Month Periods Ended
                    September 29, 2001 and September 30, 2000


1. The accompanying interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in AM Communications, Inc.'s Annual Report for the year ended March 31, 2001. The results of operations for the three and six month periods ended September 29, 2001, are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Consolidated Balance Sheet as of September 29, 2001 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters and six months ended September 29, 2001 and September 30, 2000 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

2.   Revenue Recognition

     AM Communications, Inc. (the "Company") derives its revenues principally from sales of its products to the cable TV industry. The Company's software revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon the shipment of the product. Each component of the Company's products is sold separately and the cost of each component is listed separately in the purchase documentation. Revenue from custom development efforts is recognized as contractual milestones are achieved.

     AM Broadband Services, Inc., derives its revenues from sales of outside-plant services to CATV operators. Revenue is recognized as contracted tasks are completed and billed.

                                                           September 29,          March 31,
                                                               2001                 2001
                                                          ---------------       -------------
                                                            (Unaudited)           (Audited)
3.   Inventory Comprises:
       Raw Material                                       $   2,351,000         $   3,355,000
       Work in Process                                          982,000               684,000
       Finished Goods                                           574,000               361,000
                                                          -------------         -------------
                                                              3,907,000             4,400,000
       Inventory Reserves                                    (1,465,000)           (1,465,000)
                                                          -------------         -------------
       Net Inventory                                      $   2,442,000         $   2,935,000
                                                          =============         =============
4.   Accrued Expenses Comprise:
       Accrued Compensation                               $     169,000         $     282,000
       Accrued Commissions                                      104,000                33,000
       Accrued Contracted Services                              213,000               227,000
       Accrued Interest                                          16,000                20,000
       Accrued Rent                                              36,000                89,000
       Accrued Real Estate Taxes                                 62,000                45,000
       Warranty Reserve                                         226,000               226,000
       Accrued Professional Fees                                 14,000                40,000
       Accrued Trade Show Costs                                  53,000                   ---
       Accrued Income Taxes                                      22,000                12,000
       Other                                                     88,000                70,000
                                                          -------------         -------------
                                                          $   1,003,000         $   1,044,000
                                                          =============         =============

5.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:


                                                                           Six Months Ended
                                                                   ------------------------------
                                                                    September 29,    September 30,
                                                                        2001             2000
                                                                   --------------    ------------
     Current Income Taxes                                           $   9,000         $       ---
     Deferred Income Taxes                                             62,000             216,000
     Change in Valuation Allowance                                    (62,000)           (216,000)
                                                                    ---------         -----------
     Net                                                            $   9,000         $       ---
                                                                    =========         ===========


     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:


                                                                           Six Months Ended
                                                                   ------------------------------
                                                                    September 29,    September 30,
                                                                        2001             2000
                                                                   --------------    ------------
     Federal Income Tax Provision at
        Statutory Rate                                              $   58,000         $   187,000
     State Income Taxes, Net of Federal Benefit                         11,000              37,000
     Research and Development Credits                                  (10,000)            (10,000)
     Permanent Differences                                               3,000               2,000
     Change in Valuation Allowance                                     (62,000)           (216,000)
     Other                                                               9,000                 ---
                                                                    ----------         -----------
     Income Tax Provision                                           $    9,000         $       ---
                                                                    ==========         ===========


     The components of the net deferred tax asset as of September 29 and March 31 were as follows:

                                                                    September 29,         March 31,
                                                                        2001                2001
                                                                   --------------        -----------
     Deferred Tax Items:
       Inventory                                                    $    595,000        $    595,000
       Accrued Expenses and Reserves                                     252,000             324,000
       Net Operating Loss Carryforwards                                7,975,000           7,975,000
       Tax Credit Carryforwards                                          753,000             743,000
       Valuation Allowance                                            (9,575,000)         (9,637,000)
                                                                    ------------        ------------
       Net Deferred Tax Assets                                      $        ---        $        ---
                                                                    ============        ============

       The Company has total net operating loss carryforwards available to offset future taxable income of approximately $22 million expiring at various times from 2002 to 2016. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may not be available or may expire before being utilized.

6.   Net Income (Loss) Per Share

       The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

                                                  Quarter Ended                    Six Months Ended
                                        September 29,     September 30,    September 29,      September 30,
                                            2001              2000             2001               2000
                                       --------------     -------------    -------------      -------------
Net Income (Loss)                       $  (108,000)      $   350,000      $   161,000         $   550,000
Basic Weighted Shares
  Outstanding                            43,427,000        33,429,000       43,396,000          33,406,000
Convertible Preferred Stock,
  Warrants and Dilutive Options                 ---        20,193,000        7,374,000          20,449,000
                                        -----------       -----------      -----------         -----------
Diluted Shares                           43,427,000        53,622,000       50,770,000          53,855,000
Net Income (Loss) Per Common
  Share
   Basic                                        NIL              0.01              NIL                0.02
   Diluted                                      NIL              0.01              NIL                0.01


     For the quarter ended September 29, 2001, convertible preferred stock, warrants, and options to purchase common stock were not included in the computation of diluted EPS because they would be anti-dulutive and increase the net loss per share.


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

     During the third quarter of fiscal 2001, the Company announced the formation of a new strategic business unit named AM Broadband Services, Inc., a wholly-owned subsidiary of the Company. The mission of the broadband services unit will be to provide a range of outside-plant services to CATV operators that will include design, installation, certification and maintenance with a focus on quality and reliability. The Company believes that quality and reliability will be critical metrics as CATV operators battle competitive access providers in the new unregulated communications environment. AM Broadband Services, Inc. began operations on January 5, 2001. The Company did experience an operating loss of $108,000 for the second quarter of fiscal 2002 ended September 29, 2001 which was primarily the result of an increase in general and administrative costs incurred in connection with the Company's new broadband services unit, as well as approximately $175,000 in start-up costs incurred in connection with the Company's entrance into the subscriber fulfillment service business.

    During the second quarter of fiscal 2002, AM Broadband Services, Inc., a wholly-owned subsidiary of the Company, announced that it was entering the subscriber fulfillment services business through the acquisition of SRS Communications Corporation and EDJ Communications, Inc. The acquisition closed on October 1, 2001.

    The Company and NeST Technologies, Inc. previously announced the formation of a joint venture which was to be known as "AM Broadband Systems." During the second quarter of fiscal 2002, management of the Company and NeST Technologies, Inc. reached a decision to abandon this joint venture concept. This decision was made prior to a joint venture agreement actually being executed by the parties or any work being performed by the joint venture. The AM Broadband Systems products and services originally planned to be provided by this separate joint venture will now be provided by the Company's broadband products unit, under the direction of Group Vice President, Joseph D. Rocci, or by the Company's broadband services unit, under the direction of Group Vice President, Maqbool A. Qurashi.

Results of Operations
Quarter 2 Fiscal 2002 vs. 2001
------------------------------


                                                                  Quarter 2            Quarter 2
                                                                    2002                  2001
                                                                 -----------          -----------
Revenues                                                           100.0%                 100.0%

Cost of Sales                                                       49.3                   50.0
Selling, General and Administrative                                 27.9                   17.9
Research and Development                                            24.6                   22.2
                                                                   -----                  -----

Operating Income (Loss)                                             (1.8)                   9.9
Other Income (Expense)                                              (0.9)                  (0.9)
                                                                   -----                  -----

Income (Loss) Before Income Taxes                                   (2.7)                   9.0
Income Tax Provision                                                  --                     --
                                                                   -----                  -----

Net Income (Loss)                                                   (2.7)%                  9.0%
                                                                   =====                  =====


Revenues
     Revenues were $4.1 million and $8.1 million for the second quarter and first six months of fiscal 2002 ended September 29, 2001 compared to $ 3.9 million and $ 7.6 million, respectively, for the comparable periods in fiscal 2001. The increase in revenues from the comparable periods a year ago is due to the Company's expanded direct global sales and marketing efforts. Additionally, the Company's new broadband services unit, AM Broadband Services, Inc., which began operations on January 1, 2001, contributed revenues of $37,000 and $268,000 for the second quarter and first six months of fiscal 2002, respectively.

     Revenues from OEMs (original equipment manufacturers) and foreign distributors were 26% and 43% of total revenues in the second quarter and first six months of fiscal 2002, respectively, compared to 70% and 73% in the comparable periods in fiscal 2001. A greater portion of the Company's revenues are coming from MSOs (multiple system operators) and other direct end-user customers as a result of the Company's expanded direct global sales and marketing efforts. The Company's multi-year agreement with Charter Communications is also contributing to a greater portion of revenues coming from MSOs and other direct end-user customers. The Company maintains key strategic OEM relationships with Motorola, Philips and Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers.

     One MSO customer contributed 64% and 38% of total revenues and one OEM customer contributed 14% and 16% of total revenues for the second quarter and first six months of fiscal 2002, respectively. In fiscal 2001, two OEM customers contributed 27% and 19% of total revenues for the second quarter and 31% and 23% of total revenues for the first six months. As the purchase of the Company's products is generally associated with a customer's capital upgrade or expansion program, contribution levels of individual customers can be subject to wide fluctuations.

     Software revenues totaled $367,000 and $688,000 in the second quarter and first six months of fiscal 2002, respectively, compared to $547,000 and $956,000 in the second quarter and first six months of fiscal 2001, respectively. Software revenues were higher in the comparable periods a year ago as many of the Company's existing customers upgraded to the Company's newly released Omni2000 software at that time. All software development costs are charged to research and development when incurred.

     Development revenues totaled $15,000 and $83,000 in the second quarter and first six months of fiscal 2002, respectively, compared to $52,000 and $52,000 in the second quarter and first six months of fiscal 2001, respectively. Development revenues primarily relate to OEM development efforts that are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense.

     Backlog for the Company's broadband hardware and software products was $4.0 million at September 29, 2001 down from $4.4 million a year ago, but has subsequently increased to $5.7 million as of November 9, 2001. In addition, with the completion of the acquisition of SRS Communications Corporation and EDJ Communications, Inc., the Company's performance of broadband services currently generates approximately $400,000 a week in revenue. One customer accounts for 84% of the Company's broadband products backlog as of November 9, 2001. While the Company has identified several new customers and revenue segments, revenue growth could be tempered due to general economic conditions and other factors that could limit customers' rollout of new services and purchases of AM products.

Cost of Sales
     Cost of sales includes all manufacturing costs of the Company's hardware products and job costs of the Company's new broadband services unit. Cost of sales represented 49% and 48% of revenues in the second quarter and first six months of fiscal 2002, respectively, compared to 50% and 49% in the comparable periods of fiscal 2001. The Company's margins are generally dependent on product mix and customer mix. Sales to MSO and other direct end-user customers generally have a higher profit margin.

Selling, General and Administrative
     Selling, general and administrative (S,G & A) expenses were $1.1 million and $2.0 million in the second quarter and first six months of fiscal 2002, respectively, compared to $698,000 and $1.5 million in the comparable periods of fiscal 2001. Selling expenses increased as the Company has expanded its global direct sales and marketing efforts. Additionally, selling expenses increased due to higher sales commission costs associated with a greater percentage of the Company's total revenues coming from sales to MSO(s) and other direct end-user customers. General and administrative costs increased to support the Company's new broadband services unit.

Research and Development
     Research and development expense were $1.0 million and $1.9 million in the second quarter and first six months of fiscal 2002, respectively, compared to $863,000 and $1.7 million in the comparable periods of fiscal 2001. The increase was due to the need to support increased customer demand for more advanced systems and software. The Company continues to spend a significant amount on research and development related to its major development efforts to upgrade and expand its software and hardware products. NeST development expenses incurred during the second quarter and first six months of fiscal 2002 were $647,000 and $1.2 million, respectively, compared to $520,000 and $1.0 million in the comparable periods of fiscal 2001.


Operating Income (Loss)
     The Company reported an operating loss of $72,000 and operating income of $243,000 for the second quarter and first six months of fiscal 2002, respectively, compared to operating income of $384,000 and $613,000 for the second quarter and first six months of fiscal 2001, respectively. The operating loss for the second quarter of fiscal 2002 and the lower operating income for the first six months is primarily due to the increase in general and administrative costs incurred in connection with the Company's new broadband services unit. Additionally, the Company's broadband services unit incurred approximately $175,000 in start-up costs associated with entering the subscriber fulfillment services business.

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

     Demand for CATV monitoring products has increased recently as monitoring of cable distribution systems has become an important factor in increasing operating efficiency and reliability. As previously noted, the Company's operations were adversely impacted in fiscal 1999 and during the first three quarters of fiscal 2000 by the combined impact of reduced revenues (resulting from customers electing to cease certain programs) and the need for the Company to upgrade its software products. The Company's operations and revenues are driven, in large part by the timing and success of new product introductions and the scheduling of orders by customers. The Company also continues to identify product development needs in excess of its available development resources, which in the past has negatively impacted its competitive position. The Company believes its strategic relationship with NeST has allowed and will continue to allow the Company to become more responsive to market requirements.

Liquidity and Capital Resources
     In the first six months of fiscal 2002, the Company consumed net cash of $220,000, compared to consuming net cash of $59,000 in the first six months of fiscal 2001.

     While the Company operated at a profit for the first six months of fiscal 2002, the Company consumed greater net cash compared to the prior year primarily due to an increase in accounts receivable and prepaid expenses and a decrease in accounts payable. This was partially offset by a reduction in inventory. The increase in accounts receivable is attributable to the timing of sales during the second quarter of fiscal 2002. The decrease in inventory is due to the shipment of products which had been built or were in process in anticipation of receiving orders under the Company's multi-year agreement with Charter Communications.

     During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to 50% of the loan has been repaid. The outstanding loan balance as of September 29, 2001 was $75,000.

     The Company's line of credit is limited to $1,250,000, which was fully borrowed and outstanding at September 29, 2001. Borrowings under the line are based on 80% of the value of qualified accounts receivable. Under the terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. Subsequent to September 29, 2001, the Company negotiated an increase in availability under the bank line of credit to $3 million.

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

     Pursuant to a Manufacturing Services Agreement between NESTRONIX, Inc. and the Company, NESTRONIX agreed to manufacture the Company's products on a turn-key basis commencing on January 2, 2000. The initial term of this Manufacturing Agreement ends on January 2, 2003 and the Manufacturing Agreement is automatically renewable for additional 18 month periods unless either party gives written notice to the contrary to the other party at least 6 months prior to the end of the then current term. The Manufacturing Agreement is also terminable by either party upon 60 days prior written notice upon the default of the other party or the bankruptcy or liquidation of the other party. Nothing in the Manufacturing Agreement precludes the Company from resuming manufacturing itself or transferring manufacturing rights to a third party. The Company retains title to and ownership of all equipment, inventory and intellectual property rights utilized in connection with the manufacture of its products. The Company and NESTRONIX jointly agree upon a "bill of materials" price for each product manufactured pursuant to the Manufacturing Agreement. The Company pays to NESTRONIX, for each product manufactured pursuant to the Manufacturing Agreement, an amount equal to the actual cost of all materials utilized to manufacture the product, plus 0.5 times the agreed upon "bill of materials" price for the product.

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

     Capital expenditures totaled $38,000 in the first six months of fiscal 2002 and $58,000 in the first six months of fiscal 2001, which included computers, software, manufacturing assembly and test equipment, and test lab equipment.

     The Company believes that cash from profitable operations, available lending lines and the ability to pay for NeST development services in cash or warrants, will provide sufficient liquidity to support its operations through the next fiscal year. However, should operating losses re-occur which cannot be supported, the Company would expect to implement further actions to reduce expenses or raise additional capital to enable continued execution of its strategy. The Company has also announced its intention to execute certain new strategic growth initiatives, which could require additional capital to support. There can be no assurance that such additional capital, if needed, could be raised under acceptable terms, if at all.


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

            ***10-d.  Registration Rights Agreement dated June 17, 1996.

            ***10-e.  Warrant Agreement dated June 17, 1996.

          *****10-f.  1999 Stock Option Plan.

          *****10-g.  Line of Credit Commitment Letter with Progress Bank dated
                      June 29, 1999.

           ****10-h.  Services Agreement between the Company and Jay Hassan.

           ****10-i.  Consulting Services Agreement between the Company and
                      NeST.

          *****10-j.  (10.1) Manufacturing Services Agreement between the
                      Company and NeSTronix.

        *******10-k.  (2) Stock Purchase Agreement between the Company, AM
                      Broadband Services, Inc., SRS Communications Corporation, EDJ Communications, Inc., David P. Sylvestre, Clifford P. Sylvestre, Edward L. Reynolds, Joanne Sylvestre, Donna M. Sylvestre and Elizabeth D. Reynolds, dated as of September 7, 2001.

        *******10-l.  (4) Registration Rights Agreement dated as of October 1,
                      2001 between the Company and David P. Sylvestre, Clifford
                      P. Sylvestre, Edward L. Reynolds, Joanne Sylvestre, Donna
                      M. Sylvestre and Elizabeth D. Reynolds.


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

******* Incorporated by reference to the Exhibit number indicated in Registrant's Report on Form 8-K dated October 15, 2001.


     (b) The Company filed a report on Form 8-K on October 15, 2001 regarding the acquisition of all of the issued and outstanding common stock of SRS Communications Corporation and EDJ Communications, Inc. by its wholly-owned subsidiary, AM Broadband Services, Inc. On October 1, 2001, AM Broadband Services, Inc. acquired from David P. Sylvestre ("David"), Clifford P. Sylvestre ("Clifford"), Edward L. Reynolds ("Edward"), Joanne Sylvestre ("Joanne"), Donna
M. Sylvestre ("Donna") and Elizabeth D. Reynolds ("Elizabeth") (each a "Seller" and, collectively, the "Sellers") all of the issued and outstanding capital stock (the "Stock") of SRS Communications Corporation, a Connecticut corporation ("SRS"), and EDJ Communications, Inc., a Connecticut corporation ("EDJ") collectively, the "Companies"). As a result of the acquisition of the Stock, AM Broadband Services, Inc. acquired control of all of the Companies' assets, including their respective inventory, equipment, customer lists, accounts receivable, cash, and intangible assets.

         Immediately following the completion of the acquisition of the Stock, AM Broadband Services, Inc. caused EDJ to be merged with and into SRS pursuant to the applicable provisions of Connecticut law (the "Merger"). Immediately upon the effectiveness of the Merger, EDJ ceased to exist as a separate legal entity and SRS, as the surviving corporation, succeeded to all of EDJ's rights and property, and became subject to all of EDJ's debts and liabilities, by operation of law. As a result of the Merger, SRS is now the sole subsidiary of AM Broadband Services, Inc.

         The following consideration was paid by AM Broadband Services, Inc. to acquire the Stock:

                  (a) $1,150,000.00 in cash, to be paid by AM Broadband Services, Inc. to the Sellers in weekly installments following the closing of the Stock acquisition held on October 1, 2001 (the "Closing"), each in an amount equal to that portion of the Companies' accounts receivable existing as of the Closing which are actually collected by the Companies during the applicable week, and continuing until the total of such installments equals $1,150,000.00.

                  (b) $3,000,000.00 in the form of a subordinated promissory note (the "Note") delivered by AM Broadband Services, Inc. to the Sellers at the Closing. The Note bears interest at the rate of five percent (5%) per annum. The outstanding principal balance of the Note, and all interest accrued thereon, is repayable in twelve (12) equal, consecutive quarterly payments, payable on the first day of each calendar quarter, commencing on January 1, 2002. Payment of all amounts outstanding under the Note is guaranteed by the Company.

                  (c) 9,000,000 restricted shares of Common Stock of the Company, par value $.10 per share, were delivered by AM Broadband Services, Inc. to the Sellers at the Closing.

         The purchase price payable by AM Broadband Services, Inc. for the Stock, as evidenced by the Note, will be reduced on a dollar-for-dollar basis if and to the extent that the aggregate Net Book Value of the Companies (defined as the book value of the Companies' assets minus the book value of the Companies' liabilities), as of the Closing, is less than $1,650,000.00. The Aggregate Net Book Value of the Companies as of the Closing shall be determined by AM Broadband Services, Inc. within sixty (60) days of the Closing pursuant to the procedures set forth in the Stock Purchase Agreement entered into between AM Broadband Services, Inc., the Company, the Companies and the Sellers dated as of September 7, 2001 (the "Purchase Agreement").

         Simultaneously with the Closing, the Company executed an amendment to its existing loan documents with Progress Bank (the "Bank"). Pursuant to the terms of such amendment, the Registrant's existing credit facility was changed as follows:

         1. AM Broadband Services, Inc. and SRS were added as co-borrowers with the Company.

         2. The maximum availability to the Company, SRS and AM Broadband Services, Inc. (collectively, the "Borrowers") under the line of credit facility extended by the Bank was increased to equal the lesser of (a) $3,000,000.00, and
(b) an amount equal to (i) eighty percent (80%) of the Borrowers' qualified accounts receivable minus (ii) fifty percent (50%) of the then outstanding principal amount of the term loan extended by the Bank to the Borrowers at the Closing.

         3. The maturity date of the line of credit was extended to September 30, 2002.

         4. AM Broadband Services, Inc. pledged all of the outstanding shares of the capital stock of SRS to the Bank as security for all amounts owed by the Borrowers to the Bank.

         5. AM Broadband Services, Inc. and SRS granted a security interest to the Bank in all of their respective assets as security for all amounts owed by the Borrowers to the Bank, in addition to the security interest already granted by the Company to the Bank in all of the Company's assets.

         6. The Company pledged all of the outstanding shares of the capital stock of AM Broadband Services, Inc. to the Bank as security for all amounts owed by the Borrowers to the Bank.

         7. The Bank extended a term loan to the Borrowers in the principal amount of $459,336.30 (the "Term Loan"). The proceeds of the Term Loan were utilized by the Borrowers at the Closing to repay in full all amounts owed by the Companies on the date of the Closing to the U.S. Small Business Administration.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AM COMMUNICATIONS, INC.
                                               (Registrant)


Date:   November 19, 2001                 By:  /s/ H. Charles Wilson, III
       -------------------                     ---------------------------------
                                               H. Charles Wilson, III, Chief
                                               Financial Officer and Authorized
                                               Representative of the Registrant