Form 10QSB
period 2001-12-29
AM COMMUNICATIONS INC
filed 2002-02-19
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                            23-1922958
-------------------------------                  -----------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
incorporation or organization)

       1900 AM Drive, Quakertown, PA                        18951-2237
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                                 (215) 538-8700
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

On February 4, 2002, there were 56,394,016 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes____   No __X__

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 29, 2001

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                         PAGE NO.
-----------------------------------                                                         --------
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - December 29 (Unaudited) and
              March 31, 2001                                                                    3

              Consolidated Statements of Income - Quarter and Nine Months
              Ended December 29, 2001 and December 30, 2000 (Unaudited)                         4

              Consolidated Statements of Cash Flows -- Nine Months Ended
              December 29, 2001 and December 30, 2000 (Unaudited)                               5

              Notes to Consolidated Financial Statements                                      6 - 14

Item 2.       Management's Discussion and Analysis of Operations                             14 - 21



PART II.      OTHER INFORMATION
-------------------------------

Item 6.       Exhibits and Reports on Form 8-K and 8-KA                                        22

Item 1.  Financial Statements

                             AM COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 29,        March 31,
                                                                         2001                2001
                                                                   ---------------      -------------
ASSETS                                                                         (Unaudited)
Current Assets:
   Cash                                                               $    211,000       $    350,000
   Accounts Receivable, Net of Reserves of $209,000
      at December 29 and March 31, 2001                                  8,468,000          2,654,000
   Due from Affiliate                                                      328,000             53,000
   Inventory                                                             2,724,000          2,935,000
   Prepaid Expenses and Other                                              177,000            101,000
                                                                      ------------       ------------
      Total Current Assets                                              11,908,000          6,093,000

   Equipment and Fixtures, Net                                           1,076,000            267,000
   Other Assets                                                            142,000             13,000
   Goodwill                                                              5,376,000                 --
                                                                      ------------       ------------
   Total Assets                                                       $ 18,502,000       $  6,373,000
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Capital Lease Obligations                       $      1,000             $2,000
   Current Portion of Notes Payable                                        160,000             30,000
   Bank Line of Credit                                                   2,916,000          1,250,000
   Subordinated Note Payable                                             1,000,000                 --
   Accounts Payable                                                      2,082,000          1,731,000
   Due to Affiliates                                                       405,000                 --
   Deferred Revenue                                                        234,000            135,000
   Accrued Expenses                                                      2,683,000          1,044,000
                                                                      ------------       ------------
      Total Current Liabilities                                          9,481,000          4,192,000
                                                                      ------------       ------------

Capital Lease Obligations - Long Term                                           --              1,000
Notes Payable - Long Term                                                  363,000             60,000
Subordinated Note Payable - Long Term                                    2,000,000                 --
Other                                                                       10,000                 --
Senior Convertible Redeemable Preferred Stock,
   $100 Par Value, Authorized 1,000,000 Shares;
   Issued and Outstanding 19,825 Shares
   March 31, 2001                                                               --          1,983,000

Commitments and Contingencies

Stockholders' Equity:
Common Stock, $.10 Par Value, Authorized 100,000,000
   Shares at December 29 and March 31, 2001; Issued
   and Outstanding 56,394,016 Shares at December 29
   and 43,152,051 Shares at March 31, 2001                               5,640,000          4,315,000
Capital in Excess of Par                                                36,520,000         33,087,000
Accumulated Deficit                                                    (35,512,000)       (37,265,000)
                                                                      ------------       ------------
   Stockholders' Equity                                                  6,648,000            137,000
                                                                      ------------       ------------
Total Liabilities and Stockholders' Equity                            $ 18,502,000       $  6,373,000
                                                                      ============       ============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended                    Nine Months Ended
                                               December 29,      December 30,       December 29,      December 30,
                                                  2001              2000                2001              2000
                                             --------------     -------------      -------------     ---------------
Revenues                                     $   11,443,000      $  3,574,000      $  19,544,000     $   11,195,000

Cost and Expenses:
   Cost of Sales                                  6,977,000         1,725,000         10,883,000          5,482,000
   Selling, General and Administrative            1,688,000           774,000          3,723,000          2,298,000
   Research and Development                         961,000           891,000          2,878,000          2,618,000
                                             --------------      ------------      -------------      -------------

Operating Income                                  1,817,000           184,000          2,060,000            797,000
Other Income (Expense)                             (108,000)          (34,000)          (181,000)           (97,000)
                                             --------------      ------------      -------------      -------------

Income Before Income Taxes                        1,709,000           150,000          1,879,000            700,000

Income Tax Provision                                117,000                --            126,000                 --
                                             --------------      ------------      -------------      -------------

Net Income                                   $    1,592,000     $     150,000      $   1,753,000     $      700,000
                                             ==============     =============      =============     ==============

Basic Net Income Per Share                   $         0.03     $         Nil      $        0.04     $         0.02
                                             ==============     =============      =============     ==============

Diluted Net Income Per Share                 $         0.03     $         Nil      $        0.03     $         0.01
                                             ==============     =============      =============     ==============

Shares Used in Computation of Basic
   Net Income Per Share                          52,275,000        34,021,000         46,356,000         33,611,000
                                               ============        ==========      =============         ==========
Shares Used in Computation of Diluted
   Net Income Per Share                          61,689,000        53,619,000         54,372,000         52,962,000
                                               ============        ==========      =============         ==========




              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                    --------------------------------------
                                                                      December 29,        December 30,
                                                                          2001                 2000
                                                                    ------------------  ------------------
Cash Flows from Operating Activities:
   Net Income                                                       $  1,753,000            $  700,000
   Adjustments to Reconcile Net Income to
   Net Cash Provided By (Used in) Operating Activities:
     Depreciation and Amortization                                       172,000               130,000
     Changes in Assets and Liabilities Which
     Provided (Used) Cash:
       Accounts Receivable                                            (2,906,000)             (181,000)
       Due from Affiliate                                               (275,000)             (107,000)
       Inventory                                                         211,000              (647,000)
       Prepaid Expenses and Other                                        (76,000)              (73,000)
       Accounts Payable                                                  260,000                66,000
       Deferred Revenue                                                   99,000               (24,000)
       Accrued and Other Expenses                                        936,000              (224,000)
       Due to Affiliates                                                 405,000                    --
       Other Noncurrent Assets and Liabilities, net                     (109,000)                   --
                                                                    ------------            ----------

Net Cash Provided By (Used In) Operating Activities                      470,000              (360,000)
                                                                    ------------            ----------

Cash Flows From Investing Activities:
   Purchase of Equipment and Intangible Assets                          (245,000)             (135,000)
   Acquisition of Businesses, Net of Cash Acquired                    (1,108,000)                   --
                                                                    ------------            ----------

Net Cash (Used In) Investing Activities                               (1,353,000)             (135,000)
                                                                    ------------            ----------

Cash Flows from Financing Activities:
   Proceeds from Borrowings under Bank Line                              708,000               250,000
   Payments on Note Payable                                              (37,000)                   --
   Exercise of Stock Options                                              75,000               181,000
   Payments under Capital Lease Obligations                               (2,000)               (1,000)
                                                                    ------------            ----------
Net Cash Provided By Financing Activities                                744,000               430,000
                                                                    ------------            ----------

Net (Decrease) In Cash                                                  (139,000)              (65,000)
Cash:
   Beginning                                                             350,000                79,000
                                                                    ------------            ----------
   Ending                                                           $    211,000            $   14,000
                                                                    ============            ==========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                             AM COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          As of December 29, 2001 and for the Nine Month Periods Ended
                     December 29, 2001 and December 30, 2000


1. The accompanying interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in AM Communications, Inc.'s Annual Report for the year ended March 31, 2001. The Consolidated Balance Sheet as of December 29, 2001 and the related Consolidated Statements of Income and Consolidated Statements of Cash Flows for the nine months ended December 29, 2001 and December 30, 2000 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. These Financial Statements should be read in conjunction with the Company's Current Report on Form 8-K filed on October 16, 2001 and the Company's amended Report 8-KA filed on December 14, 2001, which include the Audited Financial Statements of SRS Communications Corporation and EDJ Communications Inc. in connection with the "acquisition of assets" consummated on October 1, 2001.


2. Consistent with the Company's plan to expand its Broadband Service Business Unit, the Company`s wholly-owned subsidiary, AM Broadband Services, Inc. acquired all the issued and outstanding common stock of SRS Communications Corporation and EDJ Communications, Inc. on October 1, 2001. These companies provide services to the television cable and wireless industry, their services include installation and maintenance of television lines and wireless systems in the Northeastern and Southeastern parts of the United States. Both of these companies are Connecticut corporations and are collectively, herein referred to as the "Sellers". The transaction provides for the payment of $1,150,000 in cash to the Sellers in weekly installments following the close of the stock acquisition. Each installment is to equal the cash collection of the Sellers' accounts receivable existing as of October 1, 2001 continuing until the total amount of such installments equals $1,150,000. The Company also issued a $3,000,000 subordinated promissory note to the Sellers. The note bears interest at the rate of 5% per annum. The outstanding principal balance of the note and all accrued interest is payable in twelve consecutive quarterly payments, payable on the first day of each quarter, commencing on January 1, 2002. The Company also issued 9,000,000 shares of its common stock to the Sellers at closing valued at $.30 per share which was the closing price of AM Communication's stock on October 1, 2001, with an aggregate value of $2,700,000. The transaction has been accounted for under the purchase method of accounting. Accordingly, the consolidated balance sheet includes the assets and liabilities of the Sellers at December 29, 2001. The consolidated statement of operations and cash flows includes the results of the Sellers from October 1, 2001. Excess cost over fair value of net assets acquired of approximately $5,376,000, has been recorded on the December 29, 2001 balance sheet. The Company is in the process of obtaining third-party valuations of certain intangible assets and expects the valuations to be completed by year-end thus, the allocation of the purchase price is subject to refinement.

     The following unaudited pro forma data summarizes the results of operations as if the above mentioned acquisition had been completed as of the beginning of the periods presented. The pro forma information is based on the historical financial statements of the Company and the acquired companies after giving effect to the acquisition using the purchase method of accounting. The pro forma data gives effect to the actual operating results prior to the acquisition and adjustments to interest expense, income taxes and common shares outstanding. No effect has been given to cost reductions or operating synergies in the presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                  Nine Months Ended            Three Months Ended
                                                        (In Thousands, Except Per Share Data)
                                             December 29,   December 30,    December 29,     December 30,
                                                 2001           2000            2001             2000
                                             -------------- -------------- ---------------- ---------------
Total Revenue                                $   27,524       $   19,890     $    11,443      $      7,163
Income before extraordinary items
   accounting change and taxes                    3,184              747           1,709                32
Net Income                                   $    2,799       $      731     $     1,592      $         73
Earnings per common share:
Basic                                        $      .05       $      .02     $       .03      $        Nil
Diluted                                      $      .05       $      .01     $       .03      $        Nil


3. Revenue Recognition

     AM Communications, Inc. the (Company) derives its revenues principally from sales of its products to the cable TV industry. The Company's software revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon shipment of the product. Each component of the Company's products is sold separately and the cost of each component is listed separately in the purchase documentation. Revenue from custom development efforts is recognized as contractual milestones are achieved.

     Broadband Services segment derives its revenues from sales of outside-plant services to CATV operators. Revenue is recognized as contractual tasks are completed and billed.


                                                            December 29,           March 31,
                                                                2001                 2001
                                                          ---------------       -------------
                                                             (Unaudited)          (Audited)
4.   Inventory Comprises:
       Raw Material                                     $     2,097,000       $     3,355,000
       Work in Process                                          858,000               684,000
       Finished Goods                                           647,000               361,000
                                                        ---------------       ---------------
                                                              3,602,000             4,400,000
       Inventory Reserves                                      (878,000)           (1,465,000)
                                                        ---------------       ---------------
       Net Inventory                                    $     2,724,000       $     2,935,000
                                                        ===============       ===============



5.   Accrued Expenses Comprise:
       Accrued Compensation                             $       538,000       $       282,000
       Accrued Commissions                                      111,000                33,000
       Accrued Contracted Services                              542,000               227,000
       Accrued Interest                                          68,000                20,000
       Accrued Rent                                               9,000                89,000
       Accrued Real Estate Taxes                                 75,000                45,000
       Warranty Reserve                                         226,000               226,000
       Accrued Professional Fees                                     --                40,000
       Accrued Trade Show Costs                                  70,000                    --
       Accrued Insurance                                         71,000                    --
       Accrued Income Taxes                                      70,000                12,000
       Other                                                    200,000                70,000
                                                        ---------------       ---------------
                                                        $     2,683,000       $     1,044,000
                                                        ===============       ===============

6.   Short-term Debt

     On October 1, 2001 the Company amended its credit facility with a commercial bank. The maximum available under the credit facility was increased to equal the lesser of (a) $3,000,000 or (b) an amount equal to (i) eighty percent (80%) of the Company's qualified accounts receivable minus (ii) fifty percent (50%) of the outstanding principal amount of the term loan extended by the bank on October 1, 2001. The amount extended by the bank at that time under the term loan was $459,000 and was used to pay off existing debt of the SRS/EDJ acquisition. The term loan bears interest of prime rate +2% and matures on September 30, 2005. The maturity date of the credit facility is September 30, 2002 and also bears interest at prime rate +2%. Current borrowings under the bank line and term loan are $2,916,000 and $440,000, respectively.

7.   Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:

                                                             Nine Months Ended
                                                       ------------------------------
                                                        December 29,     December 30,
                                                            2001             2000
                                                       --------------    ------------
     Current Income Taxes                              $   126,000       $         --
     Deferred Income Taxes                                 626,000            272,000
     Change in Valuation Allowance                        (626,000)          (272,000)
                                                       -----------       ------------
     Net                                               $   126,000       $         --
                                                       ===========       ============

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                                         Nine Months Ended
                                                                  ---------------------------------
                                                                   December 29,        December 30,
                                                                       2001               2000
                                                                  ------------       -------------
     Federal Income Tax Provision at
        Statutory Rate                                            $    639,000       $     238,000
     State Income Taxes, Net of Federal Benefit                        124,000              46,000
     Research and Development Credits                                  (15,000)            (15,000)
     Permanent Differences                                               4,000               3,000
     Change in Valuation Allowance                                    (626,000)           (272,000)
                                                                  ------------       -------------
     Income Tax Provision                                         $    126,000       $          --
                                                                  ============       =============

     The components of the net deferred tax asset as of December 29 and March 31 were as follows:

                                                                    December 29,          March 31,
                                                                        2001                2001
                                                                 --------------       ---------------
     Deferred Tax Items:
       Inventory                                                  $      388,000       $     595,000
       Accrued Expenses and Reserves                                     242,000             324,000
       Net Operating Loss Carryforwards                                7,623,000           7,975,000
       Tax Credit Carryforwards                                          758,000             743,000
       Valuation Allowance                                            (9,011,000)         (9,637,000)
                                                                  --------------        ------------
       Net Deferred Tax Assets                                    $           --        $         --
                                                                  ==============        ============

       The Company has total net operating loss carryforwards available to offset future taxable income of approximately $20 million expiring at various times from 2002 to 2016. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may not be available or may expire before being utilized.

         The Company has a valuation allowance equal to 100% of the deferred tax assets. In assessing the Company's ability to realize deferred income tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. Several factors were considered such as: changes in stock ownership that may restrict the utilization of net operating loss and tax credit carryforwards, the Company's history of operating losses, and the Company's ability to generate sufficient taxable income in the periods before the net operating loss and tax credit carryforwards expire or the timing differences reverse.

8.   Net Income Per Share

       The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

                                                   Quarter Ended                   Nine Months Ended
                                       December 29,           December 30,       December 29,       December 30,
                                             2001                2000               2001                2000
                                       --------------       -------------      -------------       --------------
Net Income                             $   1,592,000        $     150,000      $   1,753,000        $    700,000
Basic Weighted Shares
  Outstanding                             52,275,000           34,021,000         46,356,000          33,611,000
Convertible Preferred Stock,
  Warrants and Dilutive Options            9,414,000           19,598,000          8,016,000          19,351,000
                                       -------------        -------------      -------------        ------------
Diluted Shares                            61,689,000           53,619,000         54,372,000          52,962,000
Net Income (Loss) Per Common
  Share
   Basic                                         .03                  NIL                .04                0.02
   Diluted                                       .03                  NIL                .03                0.01

     Net Income per share-basic for the three and nine months ended December
29, 2001 and December 30, 2000 is based on the weighted average number of shares of common stock outstanding. The 2001 periods give effect to the shares issued in the acquisition of a business on October 1, 2001 and the conversion of Preferred Stock to common stock on December 28, 2001. Net Income per share-diluted reflects the potential dilution that could occur if stock options and warrants were exercised.


9. Supplemental Cash Flow and Comprehensive Income is as follows

                                                                       Nine Months Ended
                                                                   ------------------------------
                                                                    December 29,    December 30,
                                                                        2001             2000
                                                                   --------------    ------------
Cash paid during the year for:
Interest Paid                                                      $     148,000      $    92,000
                                                                   =============      ===========
Income Taxes Paid                                                  $          --      $        --
                                                                   =============      ===========


Noncash investing and financing activities:
Common Stock issued for businesses acquired                        $  2,700,000                --
Assumed debt of acquired businesses                                   1,428,000                --
Conversion of Preferred Stock to Common                               1,983,000                --


     There was no comprehensive income for the periods presented.

10.  Commitments

       On September 21, 2001, the Company signed an agreement of sale to purchase a 46,000 square foot office building in Quakertown, Pennsylvania. The purchase price is $2,565,000. The Company has made deposits totaling $175,000 to secure the purchase. The Company is in the process of obtaining financing from a commercial bank and expects to close on the purchase transaction no later than March 29, 2002. The office building will serve as the Company's main facility.

         The lease on the Company's current facility expired on January 31, 2002. The Company completed the move to the new facility on February 2, 2002. It is occupying the new building under a short-term lease until the purchase transaction closes. The monthly lease commitment is $34,500.

11.  Related Party Transactions

       During fiscal 1999 and fiscal 2000, the Company experienced a significant restructuring of its business. As part of the restructuring, the Company undertook several major organizational changes including the election of Mr. Javad Hassan as Chairman and the execution of a strategic development and manufacturing relationship with NeST associated companies, under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. Mr. Hassan is also the Chairman and primary shareholder of NeST Technologies, Inc. and NeSTronix, Inc., which are U.S. based technology service providers that provide engineering development services and turn-key manufacturing services primarily through the use of technology resources of staff and electronic manufacturing operations located in India and controlled by Mr. Hassan's brother, N. Jehangir. Collectively, these operations are referred to as NeST.

     As a result of the above mentioned restructuring actions taken and other contractual agreements between the Company and NeST, Mr. Hassan and the NeST related companies control the voting of 14,391,837 shares of the Company's Common Stock presently owned by the Company's majority shareholder, hold 1,000,000 shares obtained through the exercise of stock options, hold 7,862,334 shares obtained through the exercise of warrants, and hold a stock option to purchase 4,000,000 shares of common stock at $.15 per share. The warrants were issued by the Company as payment for $1,827,197 of engineering development services performed by NeST during fiscal 1999 and fiscal 2000.

     Under the terms of the NeST development agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of 10 million total shares under the NeST Agreement, including the 7,862,334 shares already issued. During the quarter and first nine months of fiscal 2002, the Company has paid $588,000 and $1.8 million respectively, for these services compared to $554,000 and $1.6 million, respectively for the comparable periods last year.

     The Company has negotiated favorable rates with NeST for services performed by both the India-based and U.S.-based employees of NeST. The Company may not be able to obtain the same negotiated rates from outside third parties.

     Pursuant to a Manufacturing Services Agreement between NESTRONIX, Inc. and the Company, NESTRONIX agreed to manufacture the Company's products on a turn-key basis commencing on January 2, 2000. The initial term of this Manufacturing Agreement ends on January 2, 2003 and the Manufacturing Agreement is automatically renewable for additional 18 month periods unless either party gives written notice to the contrary to the other party at least 6 months prior to the end of the then current term. The Manufacturing Agreement is also terminable by either party upon 60 days prior written notice upon the default of the other party or the bankruptcy or liquidation of the other party. Nothing in the Manufacturing Agreement precludes the Company from resuming manufacturing itself or transferring manufacturing rights to a third party. The Company retains title to and ownership of all equipment, inventory and intellectual property rights utilized in connection with the manufacture of its products. The Company and NESTRONIX, Inc. jointly agree upon a "bill of materials" price for each product manufactured pursuant to the Manufacturing Agreement. The Company pays to NESTRONIX, Inc. for each product manufactured pursuant to the Manufacturing Agreement, an amount equal to the actual cost of all materials utilized to manufacture the product, plus 0.5 times the agreed upon "bill of materials" price for the product. . During the quarter and first nine months of fiscal 2002 the Company has paid $907,000 and $2.2 million for these services compared to $536,000 and $1.8 million, respectively, for the comparable periods last year.

     In June 1999, the Company entered into an agreement with its Chairman, Javad K. Hassan, whereby Mr. Hassan agreed to provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2001. No amounts have been borrowed under this line since its inception.

     On November 1, 2001, the Company entered into an Employment Agreement with its Chairman, Mr. Javad Hassan. In connection with the execution and delivery of the Employment Agreement, the previous Services Agreement, dated as of October 22, 1998, between Mr. Hassan and the Company was terminated.

     Under the terms of the Employment Agreement, Mr. Hassan will serve as Chief Executive Officer and Chairman of the Board of Directors of the Company. The term of the Employment Agreement commenced on November 1, 2001 and expires on October 31, 2011. However, the term of the Employment Agreement will automatically renew for successive one year terms unless the Company or Mr. Hassan gives a contrary written notice of termination to the other at least ninety (90) days before the scheduled expiration date of the Employment Agreement.

     The Employment Agreement provides for the payment of a minimum annual salary of Two Hundred Fifty Thousand Dollars ($250,000.00) to Mr. Hassan for his services. If Mr. Hassan's employment by the Company is terminated due to disability or by the Company without cause, or if Mr. Hassan resigns for good reason (as such term is defined in the Employment Agreement), the Company is obligated to make severance payments to Mr. Hassan in an amount equal to Mr. Hassan's then current salary, and to continue in effect all of Mr. Hassan's employee benefits, for a period equal to the lesser of (a) two (2) years following the date of employment termination, or (b) the remaining term of the Employment Agreement.

     In addition to his base salary, Mr. Hassan is entitled to receive an annual bonus in an amount equal to 100% of his annual salary if the Company meets the annual financial performance objectives established by the Board of Directors for such year, and an annual bonus in an amount equal to 150% of his annual salary if the Company exceeds the annual financial performance objectives established by the Board of Directors for such year by at least 30%. Mr. Hassan is also entitled to participate in, or enjoy the benefit of, any other fringe benefits or prerequisites applicable to the Companys other executive officers.

     The Company has entered into a Stock Purchase Rights Agreement, dated as of December 30, 2001, with its Chairman and Chief Executive Officer, Mr. Javad Hassan (the Company Stock Purchase Rights Agreement). Under the terms of the Company Stock Purchase Rights Agreement, Mr. Hassan has irrevocably agreed to purchase, and the Company has irrevocably agreed to sell, six million (6,000,000) shares of the Companys common stock, at a price of thirty-eight cents ($0.38) per share, upon the first to occur of one of the following events:

          (1) the Company enters into a definitive agreement to be acquired or to sell substantially all of its assets;

          (2) the one-hundred and eightieth (180th) day following the Company's completion of a subsequent public offering of shares of its common stock; and

          (3) Mr. Hassan's termination as Chairman of the Company's Board of Directors and CEO.

     On November 30, 2001, Mr. Javad Hassan entered into an amendment to his Voting Trust and Share Price Participation Agreement with the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 pursuant to which Mr. Hassan will no longer share in the appreciation of AMs stock price from the proceeds of any sale by the Trust. Simultaneously, Mr. Hassan entered into a Stock Purchase Rights Agreement with the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 (the Hoffman Stock Purchase Rights Agreement). Under the terms of the Hoffman Stock Purchase Rights Agreement, Mr. Hassan has irrevocably agreed to purchase, and the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 has irrevocably agreed to sell, seven million one-hundred ninety-five thousand nine-hundred nineteen (7,195,919) shares of the Companys common stock, at a price of ten cents ($0.10) per share, upon the first to occur of one of the following events:

          (1) the Company enters into a definitive agreement to be acquired;

          (2) the one-hundred and eightieth (180th) day following the Companys completion of a subsequent public offering of shares of its Class A common stock; and

          (3) the death of Alvin Hoffman; and

          (4) Mr. Hassan's termination as Chairman of the Companys Board of Directors.

         In accordance with the provisons of FASB Statement 123 "Accounting for Stock Based Compensation" and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25". The Company recorded $34,000 of compensation expense during the third quarter.


     On December 31, 2001, the Company entered into a loan agreement with its Chairman and CEO, Javad K. Hassan. Under this agreement, the Company may loan the Chairman and CEO up to $2,000,000 for the sole purpose of assisting him in exercising his stock purchase rights. There have been no loans made under this agreement to date.

12.  Equity Transactions

     During the third quarter, the Company issued 9,000,000 shares of common stock as part of the acquisition cost for SRS Communications Corporation and EDJ Communications, Inc. consummated on October 1, 2001. Also during the quarter the 19,825 shares of Convertible Preferred Stock was converted into 3,965,000 shares of common stock at an exercise price of $0.50 per share.

13.  Subsequent Events

     Subsequent to the end of the third quarter of fiscal 2002, the Company's Board of Directors authorized the Company's investment banker to raise up to $2,000,000 in additional equity financing for the Company. The additional equity will be raised through a private placement of restricted shares of the Company's Series A Preferred Stock, which will bear a 10% annual cumulative dividend, at a price of $27.00 per share. Each share of the Series A Preferred Stock can be converted into 100 shares of the Company's Common Stock, subject to standard anti-dilution provisions. Purchasers of each share of the Company's Series A Preferred Stock in this offering will also be entitled to receive a warrant to purchase up to 25 shares of the Company's Common Stock, at a price of $0.27 per share. These warrants vest immediately and are exercisable for six years from the date of purchase. The shares of the Series A Preferred Stock being sold in this offering will be sold only to accredited investors, including, without limitation certain members of the Company's Board of Directors. On January 29, 2002 the Company's Chairman and CEO purchased $1,000,000 of the shares to be sold in this offering. It anticipated that the remaining funding in this offering will be completed on or before April 1, 2002.

     Subsequent to the end of the third quarter of fiscal 2002, the Company's wholly-owned subsidiary, AM Broadband Services, Inc., acquired twenty percent (20%) of the outstanding capital stock of AMC Services, Inc., a recently formed Delaware corporation. The remaining eighty percent (80%) of the outstanding capital stock of AMC Services, Inc. is owned by Michael N. Johnson, who was not previously affiliated with the Company or any affiliate of the Company. Mr. Johnson has over 30 years of experience providing construction services to the cable television and broadband communications industry.

     The stock was issued to the Company in return for the Company's agreement to extend a $1 million working capital loan to AMC Services, Inc. Amounts outstanding under the loan bear interest at the rate of five percent (5%) per annum. All outstanding principal and accrued interest on the loan is payable upon demand of the Company. However, absent the occurrence of an event of default, no such demand for repayment may be made prior to March 31, 2002. Repayment of all amounts outstanding under the loan is secured by a first priority security interest on all of the assets of AMC Services, Inc. Michael N. Johnson has also personally guaranteed the repayment of all amounts outstanding under the loan and his guaranty is secured by a pledge to the Company of all of the outstanding shares of the capital stock of AMC Services, Inc. owned by Mr. Johnson.

     AMC Services, Inc. is engaged in the business of providing construction services to the cable television and broadband communications industry. The Company is currently in the process of completing due diligence with respect to the future business prospects of AMC Services, Inc. If the results of such due diligence are satisfactory to the Company, the Company may elect to have AM Broadband Services, Inc. purchase all of the remaining outstanding capital stock of AMC Services, Inc. from Michael N. Johnson. The terms of any such purchase would be subject to negotiation between the parties and the execution of definitive purchase documents. There can be no assurances that the Company will elect to proceed with such purchase transaction or that the parties will be able to reach an agreement on the definitive terms of the documentation for any such transaction.

14. Operations by Business Segment

    The Company has identified the following two business segments:

     The Broadband Products Business Unit (Products) which manufactures and markets network monitoring systems, which include hardware and software sold to the broadband communications market, primarily for cable TV (CATV) systems.

     The Broadband Services Business Unit (Services), formed during the third quarter of fiscal 2001, provides a range of outside-plant services to CATV operators which include design, installation, certification, and maintenance. During the second quarter of 2002, AM Broadband Services a wholly owned subsidiary of the Company, announced it was expanding this business segment with the acquisition of SRS Communications Corporation and EDJ Communications, Inc. The acquisition was completed on October 1, 2001. The results of the acquired companies are included in the Services Unit from the closing date of the acquisition.

     Summarized financial information related to the Company's business segments for the three and nine months periods for fiscal 2002 and 2001 are shown below.

                                                      Products         Services      Consolidated
                                                      --------         --------      ------------
Three months ended December 29, 2001
Net Sales                                            $5,718,000       $5,725,000      $11,443,000
Operating income                                      1,072,000          745,000        1,817,000

Total Assets at December 29, 2001                   $13,030,000       $5,472,000      $18,502,000

Three months ended December 30, 2000
Net Sales                                            $3,574,000               --       $3,574,000
Operating income                                        184,000               --          184,000

Total Assets at December 30, 2000                    $5,523,000               NM       $5,523,000

Nine months ended December 29, 2001
Net Sales                                           $13,551,000       $5,993,000      $19,544,000
Operating income                                      1,663,000          397,000        2,060,000

Nine months ended December 30, 2000
Net Sales                                           $11,195,000               --      $11,195,000
Operating income                                        797,000               --          797,000



15.  New Accounting Pronouncements

         In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, was to be effective October 1, 2000. Adoption of SAB 101 did not have a material effect on the Company's results from operations.

         In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). For the Company, these statements will generally become effective after March 30, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

         SFAS 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment. Separable intangible assets that are not deemed to have indefinite life will be amortized over their useful lives.

         The Company had no recorded goodwill and intangibles with indefinite lives recorded prior to the acquisition recorded on October 1, 2001. The Company has applied the non-amortization and purchase accounting provisions of SFAS 141 and 142 to this acquisition.

         In August 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assts. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

Item 2.    Management's Discussion and Analysis of Operations

     The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally; the competitive nature of the CATV (Cable TV) network monitoring and services market; the Company's ability to enhance its existing products and services and develop and introduce new products and services which keep pace with technological developments in the marketplace; and market demand.

     The following discussion should be read in conjunction with the Company's Form 10-KSB for its 2001 fiscal year ended March 31, 2001.

Overview

     The Company is a provider of high technology system level products for the broadband communications industry, primarily for CATV monitoring and control systems. During fiscal 1999 and fiscal 2000, the Company experienced a significant restructuring of its business, primarily due to the cessation of programs involving two major customers, which contributed approximately 50% of revenues in fiscal 1998. As part of the restructuring, the Company undertook several major organizational changes including the election of Mr. Javad Hassan as Chairman and the execution of a strategic development and manufacturing relationship with NeST associated companies, under which NeST provides a substantial portion of the Company's engineering and manufacturing requirements. Mr. Hassan is also the Chairman and primary shareholder of NeST Technologies, Inc. and NeSTronix, Inc. which are U.S. based technology service providers that provide engineering development services and turn-key manufacturing services primarily through the use of technology resources of staff and electronic manufacturing operations located in India and controlled by Mr. Hassan's brother, N. Jehangir. Collectively, these operations are referred to as "NeST".

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

     During fiscal 2000, the Company experienced significant improvements in its operations as revenue levels increased due to the improved product set and expanded marketing activities. Operating costs decreased due to improved gross profit margins as a result of the transition to the NeST based manufacturing strategy and development spending declined due to the transition to more cost effective India-based development resources. The Company can not be assured that the above cost savings will continue in the future. The Company continues to experience negative cash flow and has an accumulated Deficit of $35.5 million at December 29, 2001.

     During the third quarter of fiscal 2001, the Company announced the formation of a new strategic business unit named AM Broadband Services, Inc., a wholly-owned subsidiary of the Company. The mission of the broadband services unit is to provide a range of outside-plant services to CATV operators that will include design, installation, certification and maintenance with a focus on quality and reliability. The Company believes that quality and reliability will be critical metrics as CATV operators battle competitive access providers in the new unregulated communications environment. AM Broadband Services, Inc. began operations on January 5, 2001.

    During the second quarter of fiscal 2002, AM Broadband Services, Inc. announced the acquisition of SRS Communications Corporation and EDJ Communications, Inc. The acquisition was completed on October 1, 2001.

    The Company and NeST Technologies, Inc. previously announced the formation of a joint venture which was to be known as "AM Broadband Systems." During the second quarter of fiscal 2002, management of the Company and NeST Technologies, Inc. reached a decision to abandon this joint venture concept. This decision was made prior to a joint venture agreement actually being executed by the parties or any work being performed by the joint venture. The AM Broadband Systems products and services originally planned to be provided by this separate joint venture will now be provided by the Company's Broadband Products Business Unit, under the direction of Group Vice President, Joseph D. Rocci, or by the Company's Broadband Services Business Unit, under the direction of Group Vice President, Maqbool A. Qurashi.

     As mentioned previously on October 1, 2001 the Company acquired all the outstanding capital stock of SRS Communications Corp. and EDJ Communications Inc. The consolidated statement of operations includes the results of these Companies from October 1, 2001.

Results of Operations
Quarter 3 Fiscal 2002 vs. 2001

                                                                 Quarter 3             Quarter 3
                                                                   2002                   2001
                                                               ------------           -----------
Revenues                                                           100.0%                 100.0%

Cost of Sales                                                       61.0                   48.3
Selling, General and Administrative                                 14.7                   21.7
Research and Development                                             8.4                   24.9

Operating Income                                                    15.9                    5.1
Other Income (Expense)                                              (0.9)                  (0.9)
                                                                 -------               --------

Income  Before Income Taxes                                         15.0                    4.2
Income Tax Provision                                                (1.0)                    --
                                                                 -------               --------

Net Income                                                          14.0%                   4.2%
                                                                 =======               ========

Revenues

     Total revenues were $11.4 million and $19.5 million for the third quarter and first nine months of fiscal 2002 ended December 29, 2001 compared to $3.6 million and $11.2 million, respectively, for the comparable periods in fiscal 2001. The increase in revenues from the comparable periods is primarily due to the Company's Broadband Services Unit acquiring SRS Communications Corp. and EDJ Communications, Inc. which contributed $5 million in revenue for the quarter and nine months ended December 29, 2001. The remaining increase is due to the Company's Broadband Products Unit expanding its direct global sales and marketing efforts. Its multi-year agreement with Charter Communications also contributed to the increase in revenues.

     The Broadband Products Unit revenue from OEMs (original equipment manufacturers) and foreign distributors was 15% and 32% of its revenue in the third quarter and first nine months of fiscal 2002, respectively, compared to 69% and 72% in the comparable periods in fiscal 2001. A greater portion of its revenue is coming from MSOs (multiple system operators) and other direct end-user customers as a result of the expanded direct global sales and marketing efforts. The multi-year agreement with Charter Communications is also contributing to a greater portion of revenue coming from MSOs and other direct end-users.

     The Company's Broadband Products Unit maintains key strategic OEM relationships with Motorola, Philips, Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers. The Company's Broadband Services Unit primarily generates its revenue through the sale of services to MSOs.

     Three MSO customers contributed more than 10% of the Company's total revenues in the third quarter of fiscal 2002 ended December 29, 2001 - 46%, 22% and 17%, respectively. For the first nine months of fiscal 2002 the same customers contributed 40%, 14% and 10%, respectively, of the Company's total revenues. In fiscal 2001, two OEM customers contributed 29% and 25%, respectively, of the Company's total revenues for third quarter and 30% and 23%, respectively, for the first nine months of the fiscal year.

     Software revenues totaled $694,000 and $1,382,000 in the third quarter and first nine months of fiscal 2002, respectively, compared to $456,000 and $1,411,000 in the third quarter and first nine months of fiscal 2001, respectively. All software development costs are charged to research and development when incurred.

     Development revenues totaled $60,000 and $143,000 in the third quarter and first nine months of fiscal 2002, respectively, compared to $50,000 and $102,000 in the third quarter and first nine months of fiscal 2001, respectively. Development revenues primarily relate to OEM development efforts that are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred. The related development costs are reported as research and development expense.

     Backlog for the Company's Broadband Products Unit was $3.7 million at December 29, 2001 down from $4.1 million a year ago. The backlog remains at $3.7 million as of February 15, 2002. One MSO customer accounts for 45% of the current backlog. The Company's Broadband Services Unit currently has contracts that generate approximately $400,000 a week in billings. While the Company has identified several new customers and revenue segments, revenue growth could be tempered due to general economic conditions and other factors that could limit customers' rollout of new services and the associated purchases of the Company's products and services.

 Cost of Sales

     Cost of sales includes all manufacturing costs of the Company's Broadband Products Unit hardware products and the job costs of the Company's Broadband Services Unit services. Cost of sales represented 61% and 56.7% of total revenues in the third quarter and first nine months of fiscal 2002, respectively, compared to 48.3% and 49% in the comparable periods of fiscal 2001. The increase in the cost of sales from the comparable periods is due to the Company's expansion into broadband services that carry a lower gross margin. Gross margin for the Company's Broadband Products unit remained strong at 53.7% and 53.5% of revenues in the third quarter and first nine months of fiscal 2002, respectively. The Company's gross margins are dependent on customer mix and product mix as well as the mix of product versus service revenue.


Selling, General and Administrative

     Selling, general and administrative (S,G & A) expenses were $1.7 million and $3.7 million in the third quarter and first nine months of fiscal 2002, respectively, compared to $774,000 and $2.3 million in the comparable periods of fiscal 2001. Selling expenses increased from the comparable periods as the result of the Company's Broadband Products Unit expanding its direct global sales and marketing efforts. Additionally, selling expenses increased due to higher sales commissions associated with a greater percentage of revenues coming from MSOs and other direct end-user customers. General and administrative costs increased to support the Company's new Broadband Services Unit and its increased business levels with the acquisition of SRS Communications Corp. and EDJ Communications, Inc.

Research and Development

    Research and development expense were $961,000 and $2.9 million in the third quarter and first nine months of fiscal 2002, respectively, compared to $891,000 and $2.6 million in the comparable periods of fiscal 2001. The increase was due to the need to support increased customer demand for more advanced systems and software. The Company continues to spend a significant amount on research and development related to its major development efforts to upgrade and expand its software and hardware products. NeST development expenses incurred during the third quarter and first nine months of fiscal 2002 were $588,000 and $1.8 million, respectively, compared to $554,000 and $1.6 million in the comparable periods of fiscal 2001.


Pre-Tax Income

     The Company reported pre-tax income of $1,709,000 and $1,879,000 for the third quarter and first nine months of fiscal 2002, respectively, compared to pre-tax income of $150,000 and $700,000 for the third quarter and first nine months of fiscal 2001, respectively. The increase in pre-tax income was aided by the acquisition made by the Company on October 1, 2001, which represented 56% of pre-tax income for the current quarter and 51% year to date.

Income Taxes

     Due to its significant net operating loss carryforward, the Company is subject to minimum income taxes, which include state income taxes and federal income taxes based on an "alternative minimum tax" calculation.

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

    During the second quarter of fiscal 2002, AM Broadband Services, Inc., a wholly-owned subsidiary of the Company, announced that it was entering the subscriber fulfillment services business through the acquisition of SRS Communications Corporation and EDJ Communications, Inc. The acquisition closed on October 1, 2001. These acquisitions contributed $5,000,000 in revenues during the quarter ended December 29, 2001 and $956,000 in pre-tax income.

Liquidity and Capital Resources

     In the first nine months of fiscal 2002, the Company consumed net cash of $139,000, compared to consuming net cash of $65,000 in the first nine months of fiscal 2001. The cash components are as follows:

     Net cash provided by operating activities was $470,000 versus net cash consumed of $360,000 in the comparable period last year. The positive cash from operations was primarily attributable to an increase in net income of $1,053,000 from $700,000 to $1,753,000 in the current period. The positive cash from operations was also aided by an increase in accounts payable of $260,000, $936,000 in accrued expenses and a reduction in inventory of $211,000. Cash from operations was negatively affected by an increase in accounts receivable of $2,906,000, which was due to the timing of shipments during the period.

     Net cash used in investing activities was $1,353,000 versus $135,000 in the comparable period last year. This was due to the acquisition of businesses, net of cash acquired of $1,108,000 consummated on October 1, 2001 and the purchases of equipment of $245,000 primarily for the services group

     Cash flow from financing activities were $744,000 versus $430,000 in the prior year period. The major sources of cash were bank borrowings of $708,000 during the nine months ended December 29, 2001.

     During the current quarter, the Company incurred the following liabilities related to the aforementioned acquisition: (1) an obligation to pay the amount of $1,150,000 to be paid out of "existing receivables" of the acquired companies at the acquisition date. During the current quarter, the Company paid the total amount of this obligation related to the acquisition , (2) $3,000,000 of which was in the form of a subordinated promissory note bearing an interest rate of five percent (5%) per annum with payments beginning on January 1, 2002.

     While the Company operated at a profit for the first nine months of fiscal 2002, the Company consumed greater net cash compared to the prior year primarily due to an increase in accounts receivable and acquisition costs. The increase in accounts receivable is attributable to the timing of sales during the third quarter of fiscal 2002.

     During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to 50% of the loan has been repaid. The outstanding loan balance as of December 29, 2001 was $68,000.

     The Company's previous line of credit was limited to $1,250,000, which was fully borrowed and outstanding at September 29, 2001. On October 1, 2001, the Company amended its credit facility with a local bank. The maximum available under the credit facility was increased to equal the lesser of (a) $3,000,000 or
(b) an amount equal to (i) eighty percent (80%) of the Company's qualified accounts receivable, minus (ii) fifty percent (50%) of the outstanding principal amount of the term loan extended by the bank on October 1, 2001. The amount extended by the bank at that time was $459,336 and was used to pay off existing debt at acquisition. The maturity date of the credit facility is September 30, 2002. Current borrowings under the credit facility and term loan are $2,916,000 and $440,000, respectively.

     In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan agreed to provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2001. No amounts has been borrowed under this line since its inception.

     Under the terms of the NeST development agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of 10 million total shares under the NeST Agreement. During the quarter and first nine months of fiscal 2002, the Company has paid $588,000 and $1.8 million for these services compared to $554,000 and $1.6 million, respectively, for the comparable periods last year.

     NeST development expenses are being billed to the Company at below market rates. There are no assurances that such services could be procured from third parties or performed by the Company's personnel. Termination of the development agreement could have materalized adverse effect on the Company's financial position and future results of operations.

     The Company has negotiated favorable rates with NeST for services perform by both the India-based and U. S. employees of NeST. The Company may not be able to obtain the same negotiated rates from outside third parties. Termination of the favorable pricing found in the NeST Consulting Services Agreement may have an adverse effect on the Company's financial condition and future results of operations, which is not quantifiable at the current time.

     Pursuant to a Manufacturing Services Agreement between NESTRONIX, Inc. and the Company, NESTRONIX agreed to manufacture the Company's products on a turn-key basis commencing on January 2, 2000. The initial term of this Manufacturing Agreement ends on January 2, 2003 and the Manufacturing Agreement is automatically renewable for additional 18 month periods unless either party gives written notice to the contrary to the other party at least 6 months prior to the end of the then current term. The Manufacturing Agreement is also terminable by either party upon 60 days prior written notice upon the default of the other party or the bankruptcy or liquidation of the other party. Nothing in the Manufacturing Agreement precludes the Company from resuming manufacturing itself or transferring manufacturing rights to a third party. The Company retains title to and ownership of all equipment, inventory and intellectual property rights utilized in connection with the manufacture of its products. The Company and NESTRONIX jointly agree upon a "bill of materials" price for each product manufactured pursuant to the Manufacturing Agreement. The Company pays to NESTRONIX, for each product manufactured pursuant to the Manufacturing Agreement, an amount equal to the actual cost of all materials utilized to manufacture the product, plus 0.5 times the agreed upon "bill of materials" price for the product. During the quarter and first nine months of fiscal 2002 the Company has paid $907,000 and $2.2 million for these services compared to $536,000 and $1.8 million, respectively for the comparable periods last year.

     The only benchmark the Company is currently using to evaluate the cost-effectiveness of the NESTRONIX manufacturing relationship is to compare cost of sales, which includes among other things, the manufacturing costs of the Company's hardware products, from period to period. The termination of the favorable pricing found in the Manufacturing Agreement may have a material adverse effect on the Company's financial condition and future results of operations.


     Capital expenditures totaled $245,000 in the first nine months of fiscal 2002 and $135,000 in the first nine months of fiscal 2001, which included computers, software, manufacturing assembly and test equipment, lab equipment and office equipment.

     The Company believes that cash from profitable operations, available lending lines and the ability to pay for NeST development services in cash or warrants, will provide sufficient liquidity to support its operations through the next fiscal year. However, should operating losses re-occur, which cannot be supported, the Company would expect to implement further actions to reduce expenses or raise additional capital to enable continued execution of its strategy. The Company has also announced its intention to execute certain new strategic growth initiatives, which will require additional capital to support. Subsequent to the end of the third quarter of fiscal 2002, the Company announced that the Board of Directors authorized the Company's investment bankers to raise up to $2,000,000 in additional equity financing for the Company. There can be no assurance that additional capital, if needed, could be raised under acceptable terms, if at all.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not involved in any material legal proceedings,

Item 2. Changes in Securities

     The Board of Directors of the Company has adopted resolutions creating a series of Preferred Stock to be known as the "Series A Preferred Stock" and authorized the issuance of 74,074 shares of such Series A Preferred Stock.

     The Company seeks to obtain up to $2 million in capital to be used to finance working capital needs, business development activities, the pursuit of strategic growth objectives, including merger and acquisition activities, and other purposes arising in the ordinary course of the Company's business.

     The Series A Preferred Stock bears a 10% annual cumulative dividend, at a price of $27.00 per share. Each share of the Series A Preferred Stock can be converted into 100 shares of the Company's Common Stock, subject to standard anti-dulution provisions.

     Purchasers of each share of the Company's Series A Preferred Stock will also be entitled to receive a warrant to purchase up to 25 shares of the Company's Common Stock at a price of $0.27 per share. These warrants vest immediately and are exercisable for six years from the date of purchase.

     The Board of Directors has authorized the Company's investment banker, Investec PMG to raise up to $2 million in the initial offering of the 74,074 shares of Series A Preferred Stock. The Preferred Stock being sold in the initial offering will be sold only to accreditred investors, including, without limitation, certain members of the Company's Board of Directors.


Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a vote of Security Holders

        (a) The Company's Annual Meeting of Stockholders was held on November 9, 2001
        (b) Directors elected at the Annual Meeting:

-------------------------------------------------------------------------------

                Director                                      For             Against            Abstain
                ----------------------------------------------------------------------------------------
                R. Barry Borden                          40,873,119              630              18,325
                Jill A. Felix                            40,861,417           12,332              18,325
                Javad K. Hassan                          40,872,469            1,280              18,325
                Alvin Hoffman                            40,860,852           13,597              18,325
                Keith D. Schneck                         40,830,634           46,115              18,325
                Lemuel A. Tarshis                        40,872,234            1,515              18,325

        (c) Vote to increase Authorized Shares:

---------------------------------------------------------------------------------------------------------
                                                              For            Against             Abstain
                Increase Authorized Shares               28,656,403          598,865              29,089

Item 5.  Other Information

                        AMC Services, Inc. Joint Venture

          Subsequent to the end of the third quarter of fiscal 2002, the Company's wholly-owned subsidiary, AM Broadband Services, Inc., acquired twenty percent (20%) of the outstanding capital stock of AMC Services, Inc., a recently formed Delaware corporation. The remaining eighty percent (80%) of the outstanding capital stock of AMC Services, Inc. is owned by Michael N. Johnson, who was not previously affiliated with the Company or any affiliate of the Company. Mr. Johnson has over 30 years of experience providing construction services to the cable television and broadband communications industry.

         The stock was issued to the Company in return for the Company's agreement to extend a $1 million working capital loan to AMC Services, Inc. Amounts outstanding under the loan bear interest at the rate of five percent (5%) per annum. All outstanding principal and accrued interest on the loan is payable upon demand of the Company. However, absent the occurrence of an event of default, no such demand for repayment may be made prior to March 31, 2002. Repayment of all amounts outstanding under the loan is secured by a first priority security interest on all of the assets of AMC Services, Inc. Michael N. Johnson has also personally guaranteed the repayment of all amounts outstanding under the loan and his guaranty is secured by a pledge to the Company of all of the outstanding shares of the capital stock of AMC Services, Inc. owned Mr. Johnson.

         AMC Services, Inc. is engaged in the business of providing construction services to the cable television and broadband communications industry. The Company is currently in the process of completing due diligence with respect to the future business prospects of AMC Services, Inc. If the results of such due diligence are satisfactory to the Company, the Company may elect to have AM Broadband Services, Inc. purchase all of the remaining outstanding capital stock of AMC Services, Inc. from Michael N. Johnson. The terms of any such purchase would be subject to negotiation between the parties and the execution of definitive purchase documents. There can be no assurances that the Company will elect to proceed with such purchase transaction or that the parties will be able to reach an agreement on the definitive terms of the documentation for any such transaction.

                        Stock Purchase Rights Agreements

        The Company has entered into a Stock Purchase Rights Agreement, dated as of December 30, 2001, with its Chairman and Chief Executive Officer, Mr. Javad Hassan (the "Company Stock Purchase Rights Agreement"). Under the terms of the Company Stock Purchase Rights Agreement, Mr. Hassan has irrevocably agreed to purchase, and the Company has irrevocably agreed to sell, six million (6,000,000) shares of the Company's common stock, at a price of thirty-eight cents ($0.38) per share, upon the first to occur of one of the following events:

                  (1) the Company enters into a definitive agreement to be acquired or to sell substantially all of its assets;

                  (2) the one-hundred and eightieth (180th) day following the Company's completion of a subsequent public offering of shares of its common stock; and

                  (3) Mr. Hassan's termination as Chairman of the Company's Board of Directors and CEO.

        On November 30, 2001, Mr. Javad Hassan entered into an amendment to his Voting Trust and Share Price Participation Agreement with the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 pursuant to which Mr. Hassan will no longer share in the appreciation of AM's stock price from the proceeds of any sale by the Trust. Simultaneously, Mr. Hassan entered into a Stock Purchase Rights Agreement with the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 (the "Hoffman Stock Purchase Rights Agreement"). Under the terms of the Hoffman Stock Purchase Rights Agreement, Mr. Hassan has irrevocably agreed to purchase, and the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 has irrevocably agreed to sell, seven million one-hundred ninety-five thousand nine-hundred nineteen (7,195,919) shares of the Company's common stock, at a price of ten cents ($0.10) per share, upon the first to occur of one of the following events:

                  (1) the Company enters into a definitive agreement to be acquired;

                  (2) the one-hundred and eightieth (180th) day following the Company's completion of a subsequent public offering of shares of its Class A common stock; and

                  (3) the death of Alvin Hoffman; and

                  (4) Mr. Hassan's termination as Chairman of the Company's Board of Directors.

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

               *3-a.  (3.1) Restated Certificate of Incorporation of Registrant.

          ******3-b.  (3.1) Certificate of Amendment to Certificate of
                            Incorporation of Registrant

               *3-c.  (3.2) Amended By-Laws of Registrant.

                3-d Certificate of Designation of the Company Dated January 23, 2002 filed herewith

               *4-a.  (4.1) Specimen of Common Stock Certificate, par value
                            $.10 per share.

           *****9-a.  Voting Trust and Share Participation Agreement

                9-b. First Amendment to Voting Trust and Share Participation Agreement Dated November 30,2001 filed herein.

                9-c. Stock Purchase Agreement dated November 30, 2001 filed herein.

             **10-a.  1991 Incentive Stock Option Plan.

            ***10-b. Joint Development Agreement between AM Communications and Scientific-Atlanta dated May 1996.

            ***10-c. Distribution Agreement and Manufacturing License dated June 14, 1996.

            ***10-d.  Registration Rights Agreement dated June 17, 1996.

            ***10-e.  Warrant Agreement dated June 17, 1996.

         *****10-f.   1999 Stock Option Plan.

          *****10-g.  Fifth Amendment of Line of Credit and Term Note with
                      Progress Bank dated October 1, 2001 filed herewith.

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

               10-m Agreement to Terminate the Services Agreement between the Company and Javad Hassan (Executive) dated November
                       1, 2001 filed herewith.

               10-n Executive Employment Agreement between the Company and Javad Hassan date November 1, 2001 filed herewith.

               10-o Loan between Javad Hassan ( Executive Borrower) and the Company dated December 30, 2001 filed herewith.

               10-p. Stock Purchase Rights Agreement dated December 30, 2001 filed herewith.

               99.1 Press Release announcing that the Company has authorized the Company's Investment Bankers to raise $2 million in additional equity dated February 6,2002 filed herein.

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

                    ******* Incorporated by reference to the Exhibit number
                            indicated in Registrant's Report on Form 8-K dated October 15, 2001.


     (b) (1) The Company filed a report on Form 8-K on October 16, 2001 regarding the acquisition of all of the issued and outstanding common stock of SRS Communications Corporation and EDJ Communications, Inc. by its wholly-owned subsidiary, AM Broadband Services, Inc. On October 1, 2001, AM Broadband Services, Inc. acquired from David P. Sylvestre ("David"), Clifford P. Sylvestre ("Clifford"), Edward L. Reynolds ("Edward"), Joanne Sylvestre ("Joanne"), Donna
M. Sylvestre ("Donna") and Elizabeth D. Reynolds ("Elizabeth") (each a "Seller" and, collectively, the "Sellers") all of the issued and outstanding capital stock (the "Stock") of SRS Communications Corporation, a Connecticut corporation ("SRS"), and EDJ Communications, Inc., a Connecticut corporation ("EDJ") (each a "Company" and, collectively, the "Companies"). As a result of the acquisition of the Stock, AM Broadband Services, Inc. acquired control of all of the Companies' assets, including their respective inventory, equipment, customer lists, accounts receivable, cash, and intangible assets.

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

     The following consideration was paid by AM Broadband Services, Inc. to acquire the Stock:

         (a) $1,150,000.00 in cash, to be paid by AM Broadband Services, Inc. to the Sellers in weekly installments following the closing of the Stock acquisition held on October 1, 2001 (the "Closing"), each in an amount equal to that portion of the Companies' accounts receivable existing as of the Closing (the "Existing Receivables") which are actually collected by the Companies during the applicable week, and continuing until the total of such installments equals $1,150,000.00.

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

         The Company made no adjustments to the purchase price based upon the "Net Book Value" provision mentioned above.

         Simultaneously with the Closing, the Company executed an amendment to its existing loan documents with Progress Bank (the "Bank"). Pursuant to the terms of such amendment, the Registrant's existing credit facility was changed as follows:

         1. AM Broadband Services, Inc. and SRS were added as co-borrowers with the Company.

         2. The maximum availability to the Company, SRS and AM Broadband Services, Inc. (collectively, the "Borrowers") under the line of credit facility extended by the Bank was increased to equal the lesser of (a) $3,000,000.00, or
(b) an amount equal to (i) eighty percent (80%) of the Borrowers' qualified accounts receivable minus (ii) fifty percent (50%) of the then outstanding principal amount of the term loan extended by the Bank to the Borrowers at the Closing.

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

(b) (2) On December 14, 2001, the Company amended the above mentioned Form 8-K to provide the Financial Statements and related notes required to be provided in connection with the "acquisition of assets" reported by the Company on Form 8-K dated October 15, 2001.

                       Audited Financial Statements Filed
                       ----------------------------------

Combined Balance Sheets of SRS Communications Corp. and EDJ Communications, Inc. as of June 30, 2001, December 21, 2000 and 1999.

Combined Statements of Income and Accumulated Earnings and Cash Flows for the Six Months ended June 30, 2001 and the Years ended December 31, 2000 and 1999.

                         Pro Forma Financial Statements
                         ------------------------------

   Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30, 2001.
   -------------------------------------------------------------------------

Unaudited Pro Forma Condensed Combined Statement of Income for the Year ended March 31, 2001.

Unaudited Pro Forma Condensed Combined Statement of Income for the Three Months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AM COMMUNICATIONS, INC.
                                        (Registrant)


Date: February 19, 2002          By:  /s/ H. Charles Wilson, III
      -----------------          ------------------------------------
                                    H. Charles Wilson, III, Chief Accounting
                                    Officer and Authorized Representative
                                    of the Registrant