Form 10KSB
period 2002-03-30
AM COMMUNICATIONS INC
filed 2002-07-02
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 30, 2002
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ___________ to ___________

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                          23-1922958
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1900 AM Drive, Quakertown, Pennsylvania                    18951-2107
-----------------------------------------                   ----------
     (Address of principal executive offices)                 (Zip Code)

Issuer's Telephone Number:  (215) 538-8700
                            --------------

Securities Registered Under Section 12(b) of the Act:
                  Title of Each Class                     Name of Each Exchange
                                                          on Which Registered
                        None                                     None
------------------------------------------------------    ----------------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     Issuer's revenues for fiscal year ended March 30, 2002 were $28,705,000.

     On June 7, 2002, the aggregate market value of Registrant's outstanding voting (Common) Stock held by non-affiliates, was approximately $9,925,505 (based on the average between the bid and the asked prices of such stock on that date).

     On June 7, 2002 there were 56,394,016 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

PART I

Item 1. Description of Business

Overview

         AM Communications, Inc. (the "Company" or "AM") is a Delaware corporation that was formed in 1974. AM provides products (which include hardware and software systems) and services (which include network engineering, network design and construction, and subscriber installation) to the broadband communications market, primarily for cable television ("CATV") systems. AM has applied its technical strengths, and the strengths of its strategic partners, in RF communications, microprocessor controlled circuits and application software in order to produce a suite of products and services that allows CATV system operators to build better networks, maintain them more efficiently, and continually monitor their technical performance and operation. The Company's principal activity from its formation in 1974 to 1989 was the construction of cable TV systems, which was discontinued in 1989.

         From 1989 to 2001, the Company's revenues were generated primarily from sales of its OmniStat(TM) family of network monitoring and management systems. In 1999, the Company undertook a diversification strategy to broaden its potential sources of revenue and began to investigate the provision of services to CATV system operators, in addition to AM's traditional product offerings. As part of this diversification strategy, the Company formed a new business unit, AM Broadband Services, Inc., a Delaware corporation ("AMBS"). AMBS is a wholly-owned subsidiary of the Company that began operations in January 2001. The AMBS unit provides a range of outside-plant services to CATV systems operators that includes design, engineering, installation, certification and maintenance. The Company's Broadband Products ("AMBP") business unit continues to market its OmniStat(TM) product line and other newly developed products through its traditional sales channels, but is also utilizing the AMBS services unit as an additional sales channel.

         In October, 2001, the Company increased its broadband services capabilities through the acquisition of SRS Communications Corporation ("SRS") and EDJ Communications, Inc. ("EDJ"). The acquisition of SRS and EDJ enabled AMBS to enter the subscriber fulfillment services business. Following such acquisition, EDJ was merged with and into SRS and SRS remained a wholly-owned subsidiary of AMBS.

         On June 3, 2002, the Company entered into a definitive merger agreement with Nex-Link Communication Project Services, LLC, a company located in Sunrise, Florida. Nex-Link Communication Project Services, LLC is engaged in the business of designing, constructing, and installing broadband communications networks.

         Under the terms of the proposed merger, Nex-Link Communications Project Services, LLC will be merged with and into a wholly-owned corporate subsidiary of AM Broadband Services, Inc., Nex-Link Acquisition Corp. After the merger is completed, Nex-Link Communications Project Services, LLC will become a wholly-owned, corporate subsidiary of AM Broadband Services and will operate under the name "AM Nex-Link Communications, Inc.". It is anticipated by management of the Company that this merger will be completed during the second quarter of fiscal 2003.

AM Broadband Products

         The Company's network monitoring systems are computer-controlled devices, which monitor the condition and performance of cable TV and broadband telecommunications systems. A monitoring system includes system software installed on a PC, master control units located at the "head-end" control center, and transponders located in the field.

         The system software is installed on an IBM compatible PC at the central monitoring location. The PC is connected to one or more monitoring control units ("MCUs") typically located in the head-end of a monitored system. The MCU serves as a real-time "polling engine" for the software system and communicates with remote monitors called "transponders" via a dedicated RF frequency on the monitored broadband system. The MCU processes the PC's request for information, communicates that request to the appropriate transponders, and distills the response into a form that the PC will accept. The transponders are data collection and control devices located in remote transmission equipment (line amplifiers, power supplies, etc.) which can communicate with the MCU. The transponder devices are placed generally within equipment which transmits or powers the CATV signals in a network and continuously monitor such functions as signal levels and temperature and instantaneously report any problems, thus enabling the operator of the system to pinpoint trouble spots and avoid or minimize system downtime.

         Cable TV and broadband telecommunications systems have experienced and continue to experience significant change. The cable TV industry is undergoing a trend toward consolidation as larger operators purchase systems from smaller operators. Cable TV operators are also developing plans to expand their revenue base by offering telephony services and other alternative video and multimedia services such as Internet access, video on demand, home shopping, interactive data services, distance learning, home monitoring, etc. The U.S. telephone (telco) industry has entered selected markets for video services using various technologies including hybrid fiber coaxial ("HFC"), wireless and existing telco infrastructure by building new communications networks capable of providing voice, video, and data services. Recent telecommunications legislation has further increased the competitive environment among service providers.

         Communications networks conceived to be able to handle the range of voice, video and data transmissions currently being planned have been termed "multi-media" networks. CATV operators desiring to provide data and telephony services have recognized a need to upgrade their existing communications networks to provide two-way transmission and receipt of services in order to deliver the wide range of services planned. Status and performance monitoring products, such as those provided by the Company, have become a critical component to improved network operating efficiencies and enhanced reliability of the new communications networks.

         In response to the demand by CATV operators for better network status and performance monitoring products, the Company introduced, in fiscal 1996, the OmniStat(TM) System, an advanced status monitoring system for broadband networks. In fiscal 2000, the Company introduced Omni2000(TM) Network Management Software, which represents its latest generation of monitoring software technology.

         OmniStat(TM) is a total integrated system comprised of hardware and software products designed to address the evolving need for standards-based network management architectures. OmniStat(TM) consists of 4 product categories:

         1. Plant Equipment Monitoring Devices - These `transponder' units are installed inside monitored plant equipment, such as optic-electronic nodes, RF amplifiers, power supplies, and end-of-line monitors. The transponders measure and monitor various parameters and report the data back to a central software monitoring system.

         2. Monitoring Control Units - These units are installed in the headend and/or hub locations. They manage the data communications between the plant transponders and the network monitoring software system.

         3. Headend Monitoring Devices - Telemetry Application Monitor ("TAM") is a modular rack unit device housed in the headend. It can be equipped with a wide range of plug-in application modules.

         4. Network Monitoring Software System - This system communicates with the headend monitoring control units. It collects and processes information sent back by transponders in the field.

Plant Equipment Monitoring Devices

         The OmniStat(TM) Management System incorporates an advanced set of plant transponders based on AM's FlexStat(TM) platform. The FlexStat(TM) platform provides the following benefits:

         o        Frequency agile RF modems
         o        Downloadable firmware
         o        User defined alarm limits
         o        Real-time measurement display
         o        Remote control of network equipment
         o        Automatic RF return levels

         Transponders are available for almost every major brand and type of network distribution equipment, including amplifiers, power supplies, and optical nodes. The Company currently has over 40 different types of transponders and continues to design new devices. Amplifier transponders monitor amplifier internal currents, voltages, signal levels, and temperature and perform certain control functions. Power supply transponders monitor and control the status of standby power packs and provide notice of local power failures, battery status, input and output voltages, output current demand, and enclosure temperature and monitor the RF levels of the system monitoring communications channels. Fiber node transponders monitor and control the operation of the fiber optic node equipment and measure the optical power received by the node, as well as the power supply voltages, currents, and temperature within the node. Node monitors also allow remote control of the possible operational modes of the node.

Monitoring Control Units

         The OmniStat(TM) Headend Monitoring Control Unit ("MCU") is a real-time data manager that is capable of managing thousands of transponder-equipped devices in the outside plant as well as in the headend. Its key features include:

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

         The MCU has been designed as a scalable unit. It supports multiple intelligent plug-in RF protocol cards, with the master processor on the backplane of the MCU managing these protocol cards. This hardware modularity makes it possible to configure the MCU as a cost-effective solution for small to medium-sized networks or as a robust, powerful solution for large networks. The Company commenced shipment of the OmniStat(TM) MCU during the first quarter of fiscal 1998.

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

         The Company's Telemetry Application Monitor ("TAM") is a modular rack unit, which can be equipped with a wide range of application modules to enable monitoring and control of headend transmission equipment. Serial Application Modules ("SAM") are pre-programmed TAM plug-ins that monitor and manage a specific brand and type of headend equipment.

         The Company also markets a Scanning Ingress Monitor System ("SIMS") and introduced the second generation of the SIMS module in fiscal 2000. The SIMS module is a TAM-based product, which monitors and analyzes the return RF spectrum from specific node areas. The Company continues to identify new types of plug-in monitoring modules needed for modulators, switching equipment, and other headend systems and will undertake new product development efforts when market opportunities warrant.

Network Monitoring Software System

         The Omni2000(TM) monitoring software is a multi-user, multi-tasking system that runs under Windows NT. Its features include Topologer, a schematic-based display node that allows a user to view the status of regions, systems, head-ends and distribution networks. The system is designed specifically to address new market requirements for integrated, enterprise-wide network management systems and allows users to interface Omni2000(TM) with operation support systems and other third party software applications. The Company commenced shipment of its initial release of the Omni-based monitoring software in April 1996.

         As part of its strategic development relationship with Network Systems and Technologies (P) Ltd. ("NeST"), which commenced in November 1998, the Company substantially increased its product development efforts. These development efforts resulted in the introduction of the new Omni2000(TM) software platform in 1999. The Omni2000(TM) product has been designed as a modular software platform based upon Windows NT and standard Microsoft interfaces, and employs standard Microsoft development practices. This modular platform provides many benefits such as easier and more efficient maintenance, improved stability, and ease of building optional modules for increased features and functionality, including independent third-party add-on products. The Company began delivering this product during fiscal 2000.

         A significant part of the Company's product development strategy has been to form close working relationships with the major OEM (original equipment manufacturer) CATV network equipment suppliers and to develop customized monitors which meet the specific requirements, including size and performance characteristics, for each type of network equipment offered by such OEMs. The Company's Omni2000(TM) system is generally inter-operable with most cable network distribution and transmission equipment. The Company believes it has the broadest monitoring product line currently available in the CATV monitoring industry. OmnistatTM solutions are available for virtually every major brand of transmission equipment, including:

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

          o   Antec                             o    Lectro (Exide Electronics)

          o   Augat (Thomas & Betts)            o    Philips Broadband Networks

          o   Fuba Communication Systems        o    Power Guard

          o   Motorola (General Instrument)     o    Scientific-Atlanta


         In addition, several of the major network equipment suppliers have entered into OEM agreements with AM to private label the AM product. The Company currently has OEM agreements with, or provides OEM private label products to, Motorola Broadband Communications (formerly General Instrument),
Scientific-Atlanta and Philips Broadband Systems.

AM Broadband Services

          During 2000, management of the Company made the decision to expand the Company's potential revenue base by pursuing the broadband services business directly through the formation of a new, wholly-owned business unit. In January 2001, the Company's broadband services business unit and wholly-owned subsidiary, AM Broadband Services, Inc. ("AMBS"), began operations.

         AMBS is engaged in the business of engineering, designing, upgrading, constructing and installing hybrid-fiber/coaxial networks for the broadband/CATV industries. AMBS has assembled an established, experienced management team that includes some of the pioneers in the CATV services industry. AMBS provides a diverse suite of value-added solutions to its clients throughout the United States. The goal of AMBS is to provide a broad and comprehensive range of outside-plant ("OSP") services to CATV system operators that will include design, engineering, construction, installation, certification and maintenance, with a focus on quality and reliability. The Company believes that quality and reliability achieved through software-optimized services will be critical metrics as CATV system operators battle competitive access providers in the new, unregulated communications environment.

         AMBS conducts business through its separately managed business divisions detailed below.

Fulfillment Installation Services

         On October 1, 2001, with the acquisition of SRS Communications Corporation ("SRS") and EDJ Communications, Inc. ("EDJ"), two related Connecticut-based companies, AMBS entered the subscriber fulfillment services business. Following such acquisition, EDJ was merged with and into SRS and SRS became a wholly-owned subsidiary of AMBS.

         AMBS' fulfillment services division provides `last mile' connectivity solutions for the cable television industry. In pursuing the Company's goal to offer the best of breed in services, all work is performed by the Company's in-house employees using company vehicles. Understanding that our employees are our clients' representatives, they must go through a rigorous training and testing process. The initial screening of new employees includes testing for aptitude, drugs and communications skills. The successful candidates then receive classroom-based, as well as practical, training before they are certified and deployed to the field.

         We offer a wide array of services for residential and commercial customers. Our services to the cable television industry include: analog and digital installations, aerial and underground installations, custom wiring services, converter deployments, maintenance services, and other special services, such as converter replacements, service drop rebuilds, and quality assurance and fulfillment audits. For providers of high speed data services, we provide RF installation and connection, modem installation and certification, software installation and configuration, customer education and troubleshooting. For cable telephony service providers, we provide network and local powering capability, ancillary device verification, internal wire troubleshooting and repair, and local loop performance characteristic certification.

Engineering Services

         In January, 2002, AMBS formed its design and engineering services division. This division is based in Denver, Colorado and its primary focus is to provide specialized engineering services to the cable television and telecommunications industries.

         AMBS is an accredited World Class Partner of GE Small World. The full scope of services provided by the AMBS engineering services division includes:

         Engineering Analysis of Existing Head-end and Distribution
             Infrastructure
         HFC Planning and Consulting
         GIS Land Base Development
         Site Surveys (Strand Mapping and As-Built Surveys)
         Make-Ready Surveys
         Broadband RF Design (new and retrofit)
         Fiber Design and Documentation
         CAD Conversion to GIS Database-related Systems ("MapVault") Demographic and Address Database Creation
         Permitting

         AMBS's design services include the full scope of engineering functions required to develop hybrid fiber/coaxial cable ("HFC") broadband distribution networks. Using its proprietary MapVault(TM) software, the AMBS engineering services division can build network inventory databases and hierarchy databases from the AutoCAD map files for the entire HFC plant. MapVault can also determine the hierarchical relationship between devices and their linkages to the subscribers. This information can be converted into a Geographic Information System ("GIS"), which then can become the foundation for a subscriber demographics and network infrastructure database.

         AutoCad maps produced with the MapVault(TM) software can also provide network service technicians and contractors with a full-fledged configuration management system. There are also advanced Web interfaces in the system to enable the checking in and checking out of AutoCAD cable distribution maps from the Document Management System.

         AMBS permitting specialists work with local municipalities or liaison offices on behalf of their customers to acquire the approvals for all required permits in a timely manner so that construction projects can proceed without interruption.

Construction Services

         In early 2002, the Company formed AMC Services, Inc., a Delaware corporation ("AMC") and a wholly-owned subsidiary of AMBS, with the assistance of Michael N. Johnson, an individual with over 20 years of experience providing construction services to the cable television and broadband communications industries. The Company had originally planned to hold a twenty percent (20%) interest in AMC, with Mr. Johnson and his spouse holding the remaining eighty percent (80%) of the outstanding capital stock of AMC. However, due to potential negative financial and legal consequences arising from the proposed structure that were brought to light during the due diligence stage, the Company decided it was in its best interest to hold AMC as a wholly-owned subsidiary, and the

Company negotiated an alternative working arrangement with Mr. and Mrs. Johnson. As of April 1, 2002, Mr. Johnson assumed the role of President of AMC pursuant to an employment agreement guaranteed by the Company. Prior to the formation of AMC, Mr. and Mrs. Johnson had not previously been affiliated with the Company nor with any affiliate of the Company.

         AMC is based in Boca Raton, Florida, and is engaged in the business of providing construction services to the cable television and broadband communications industries. AMC has master agreements with several major CATV system operators under which it is engaged to perform a wide range of construction services. In order to maximize its resources and remain flexible in performing its contracts, AMC employs a significant number of subcontractors on a job-by-job basis to fulfill its contract obligations. Approximately 60% of the total workforce employed by AMC are subcontractors, though each of AMC's projects has a manager and administrative and quality assurance staff that are direct employees of AMC.

Software Optimized Solutions

         AMBS provides integration of the "back office" software systems used by broadband network service providers. Working with its strategic partner, NeST Technologies, Inc., AMBS seeks to offer its customers a "toolkit" of intelligence-based software products that can be used to provide rapid and efficient systems integration which is customized for each customer's requirements.

         AMBS has developed software management and control systems that assist our well-trained workforce in meeting customers' schedules and expected quality of work. AMBS software optimized tools are web-based and therefore accessible to customers at their convenience, 24 hours a day, 7 days a week, anywhere in the world.

         The AMBS business strategy is to provide software-optimized broadband services in a very challenging climate for operational support systems ("OSS"). We have diversified our service offerings to include core competencies in all vocations within the telecommunications services industry. Our primary focus has been to develop and implement both administrative and operational efficiencies through our OSS offerings.

Major Customers

         In the past, the Company's Broadband Products Unit derived a significant portion of its revenue from OEMs (original equipment manufacturers), but in fiscal 2002 a greater portion of its revenue came from MSOs (multiple system operators) and other direct end-user customers as a result of the unit's expanded direct global sales and marketing efforts. The multi-year agreement with Charter Communications is also contributing to a greater portion of revenue coming from MSOs and other direct end-users. The Broadband Products Unit maintains key strategic OEM relationships with Motorola, Philips, Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers.

         The Company's Broadband Services Unit primarily generates its revenue through the sale of services to MSOs. In fiscal 2002, the Broadband Services Unit relied on two primary customers, Cox Communications and AT&T Broadband and Internet Services, Inc., for a majority of its business. This reliance on two significant customers is due primarily to the existing business relationships of SRS and EDJ for fulfillment services, and due to industry consolidation. Through the new engineering and construction divisions, we anticipate that revenues in fiscal 2003 will come from a broader range of customers, thus decreasing our reliance on two customers to account for a majority of AMBS revenues. We have recently entered into Master Service Agreements with Comcast Corporation, Charter Communications and Cablevision Systems Corporation that will begin to balance the revenues from our customers.

         In fiscal 2002, three MSO customers contributed more than 10% of the Company's total revenues. These customers contributed 38%, 15% and 14%, respectively. In fiscal 2001, two OEM customers contributed 27% and 22%, respectively, of the Company's total revenues. No other customer contributed more than 10% of revenues in either year.

         There is no assurance that any of such customers will be the source of significant revenues to the Company during the next fiscal year and the loss of a single customer could have a material adverse effect on the Company's operating results and financial condition.

Backlog

         At March 30, 2002, the Company's Broadband Products Unit had a backlog of orders of $4.1 million, as compared with a backlog of $3.2 million as of April 1, 2001. All orders in the backlog are expected to ship during fiscal 2003. The Company's Broadband Services Unit has multi-year master contracts with MSOs that currently generate approximately $400,000 in weekly billings.

Marketing and Markets

         AMBP sells its products directly to end-user customers through its OEM relationships, through its direct sales force, and through independent value-added-resellers in selected international regions. Promotional advertising and trade show participation also play a key role in increasing customer awareness and establishing brand recognition. Direct end user accounts are typically large cable television systems where considerable time and technical support are necessary to complete a sale and ensure proper installation and customer satisfaction. The complex nature of AMBP's products necessitates close, on-going marketing and technical engineering support for its direct end users, OEM partners, and representatives. This is accomplished, when possible, through telephone support, but during initial product demonstration, installation and subsequent after sale support, on site support by AMBP's technical personnel is frequently required.

         AMBP's marketing activity is also directed towards establishing strategic OEM relationships in which the OEM customer will purchase private label versions of AMBP's products and include them as part of an integrated package to the OEM's customers. The OEM strategy allows AMBP to greatly expand its selling presence, particularly in the international markets. AMBP also utilizes its OEM relationships to assist in defining and developing new products. Direct sales to end-user customers and sales generated through sales representatives accounted for 67% of the Company's total sales, and OEM partnerships accounted for generated 33% of the Company's total sales during fiscal 2002, compared to 31% and 69%, respectively, in fiscal 2001.

         AMBS markets its services primarily to the ten largest cable television multiple system operators (MSO's) A substantial portion of the AMBS service business is performed under nationally generated and locally approved service agreements. These agreements are generally performance based and not exclusive to a particular market. Most agreements have a term of one year with options to renew, and payment terms are based on a fixed unit pricing schedule. Some projects are bid by AMBS on a non-recurring unit basis.

         The AMBS management team is primarily responsible for the sales and marketing efforts of the business unit and it receives support from the corporate staff of the Company.

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

         As part of its association with the NeST organization, the Company has entered into an outsource manufacturing arrangement in which substantially all of the Company's products are manufactured using a NeST associated sub-contractor assembly and test operation in India. Under this relationship, the Company's existing manufacturing staff was transferred and became employees of NeSTronix as of January 2, 2000. In return, the Company received a long-term commitment from NeSTronix to manage and supply all of the Company's manufacturing requirements for a three year period with agreed upon pricing. NeSTronix utilizes, as its subcontractors, the Indian-based operation and other third party assemblers as previously described. The Company continues to purchase and hold title to all material purchases used in the manufacturing operations and consigns such materials to NeSTronix as required.

         The Company generally has multiple sources of supply for the various component parts which it purchases and utilizes several sub-contract board assemblers. However, shortages or delayed deliveries of certain components are possible and could have an adverse effect on the Company's business. Future shortages of components or production capacity constraints could negatively impact the Company's ability to meet its customer obligations or result in increased prices for components. During fiscal 2002, two vendors accounted for over 10% of the Company's purchases of component parts as follows: 25% and 19%. During fiscal 2001, two vendors accounted for over 10% of the Company's purchases of component parts as follows: 21% and 11%. In addition, any failure or default by NeST or NeSTronix could have a material adverse effect on the Company.

Product Development

         Certain areas of the Company's business involve complex systems, software, and electronics technology, which can undergo rapid technological change. The Company's ability to compete successfully in these areas will depend upon the continued refining and enhancing of its existing products and its development of new products.

         During fiscal 1999, the Company entered into a strategic relationship with NeST, under which NeST provides a substantial portion of the Company's product development engineering requirements. Under this agreement, the Company continually develops new transponder and software products which it believes are critical for improving its competitive position.

         The Company currently maintains OEM agreements with, or provides private label versions of its products to, Motorola, Scientific-Atlanta (SA) and Philips Broadband Networks (Philips), as well as other smaller international OEM equipment manufacturers. Under these agreements, the Company generally designs customer specific versions of its monitoring products and allows OEMs to purchase private label versions of these products for resale. Development is undertaken pursuant to an agreement that sometimes includes funding of a portion of the development costs by the OEM. Revenue from custom development efforts specific to OEMs is recognized as contractual milestones are achieved. In certain instances, the Company may market the OEM specific products directly and pay the OEM a royalty. The OEM agreements do not require the purchase of any minimum quantity of product. The OEMs generally have rights to access the technology and manufacture the products provided by AM should AM default on the agreements.

         The Company continues to work towards establishing new OEM relationships, as well as expanding existing relationships. The Company obtained revenue from customer-funded development contracts that totaled $248,000 and $216,000 in fiscal 2002 and 2001, respectively. The development revenues primarily relate to OEM development efforts.

         The Company's research and development costs totaled $3.9 million in fiscal 2002 and $3.5 million in fiscal 2001.

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

         There are several competitors providing network monitoring systems to the CATV industry, including Acterna, which acquired the Company's leading competitor, Cheetah Technologies, in 2000. In addition, other major competitors of the Company include Tollgrade Communications, Inc. and Barco, which was acquired by Scientific-Atlanta in 2001. Although the Company's market share compared to its competitors improved dramatically during fiscal 2002, all of these competitors have greater financial, marketing, and technical resources than the Company.

         The Company's family of status monitoring products is designed to be compatible with many brands of amplifiers and power supplies. This has enabled the Company to form business relationships with OEM suppliers who otherwise would have been competitors but who chose to replace their status monitoring equipment with a product developed by the Company.

          The broadband services industry is highly fragmented and extremely competitive. AMBS competes with locally-owned and operated companies as well as large corporations with nationwide operations. Some of the larger companies have greater financial, technical and marketing resources than the Company. There are few barriers to entry in the markets in which AMBS conducts business. A significant portion of AMBS' business is originated under master service agreements where the work can be put to bid by multiple service providers. Thus, AMBS may, from time to time, lose opportunities to its competitors in the competitive bidding process. While AMBS believes it has certain competitive advantages in the market, there can be no assurances that AMBS' competitors will not develop the expertise, experience and resources that are equal to or greater than that of AMBS or that AMBS will be able to maintain its competitive position.

         The Company's management believes that customers in the broadband services industry will generally base decisions concerning the awarding of projects on the reputation, expertise, level of service offerings, and financial stability of the bidders. We believe that we will compete favorably with our competition with respect to all of the criteria.

         There can be no assurance that either existing or new competitors will not develop products or provide services that are more advanced than the Company's products or services or achieve greater market acceptance. The Society of Cable Telecommunications Engineers ("SCTE"), a CATV industry standards setting group, along with various OEM equipment and status monitoring providers and CATV operators, have formulated a committee to work to establish technical standards for status monitoring systems. The goal is to develop a set of public domain protocols for transponders and headend controllers so that monitoring products made by any manufacturer will work together within the same network. The Company expects that its Omni2000(TM) family of products will be field upgradeable, when these standards are finalized. However, the development of standards for status monitoring could result in additional competitors offering monitoring solutions or downward pressure on pricing and margins.

Warranties

     The Company warrants its products against defects in materials and workmanship for up to three years for its performance/status monitoring products. Warranties on these products are on a repair or replacement basis.

Intellectual Property

         The Company's products and services have been enhanced by a significant investment by the Company in information technology, research and development. The Company has developed certain proprietary computer software that it seeks to protect through a combination of contract law, trademarks, and trade secrets.

         It is also the Company's policy to seek patent protection in the United States for significant products and systems where possible and to take other measures to protect proprietary information concerning its products and systems. The Company holds several patents, trademarks and service marks relating to its status monitoring products and to its broader business. While these patents, trademarks and service marks are of value, the Company does not believe that it is dependent, to any material extent, upon patent or trademark protection.

Government Regulation

         The Company's manufacturing activities are not subject to any significant direct governmental regulations other than those generally applicable to manufacturers.

         Much of the work performed by AMBS requires the Company to obtain permits and licenses from state and local authorities in order to undertake those projects, and the Company makes all reasonable efforts to take the necessary steps to comply with state and local regulations and requirements.

Employees

         As of March 30, 2002, the Company had 424 full-time employees, including 22 in administration, 13 in marketing and sales, 13 in engineering, 13 in engineering services, 29 in project management, and 334 service technicians. Through the NeST strategic relationship, the Company had, as of such date, approximately 50 NeST design staff members working on AM programs as of such date. In addition, the Company utilizes contract employees and temporary employees to meet peak production demands or special project needs.

         None of the Company's employees nor any of its locations are subject to a collective bargaining agreement, and there have been no known attempts to unionize made by the Company's employees. The Company considers its relations with its employees to be good.

Risks Related to the Company's Business

         The risk factors identified in the cautionary statements below could cause the Company's actual results to differ materially from those suggested in the forward-looking statements appearing elsewhere in this report on Form 10-KSB. However, these risk factors are not exhaustive and new risk factors may also emerge from time to time. It is not possible for management to predict all risk factors or to assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The Company depends on the capital spending of CATV system operators for a substantial portion of its revenues and any decrease or delay in this capital spending would negatively impact the Company's resources, operating results and financial condition.

         Historically, almost all of AM's sales had been derived from sales to cable television system operators and we expect these sales to constitute a significant portion of revenues for the foreseeable future. Demand for AM's products and services will depend on the timing and magnitude of capital spending by cable television system operators in constructing and upgrading of their CATV systems.

         These capital spending patterns are dependent on a variety of factors, including:

         o overall demand for communication services and the acceptance of new video, voice and data services;

         o the status of federal, local and foreign government regulation of telecommunications and television broadcasting;

         o        annual budget cycle;

         o        evolving industry standards and network architectures;

         o        competitive pressures in the market;

         o        the impact of industry consolidation; and

         o        general economic conditions.

         In the past, specific factors contributing to reduced capital spending have included:

         o uncertainties related to the development of digital video and cable modem industry standards;

         o delays associated with the evaluation of new services and system architectures by many cable television operators;

         o emphasis on generating revenue from existing customers by cable television operators instead of new construction or network upgrades; and

         o general economic conditions in domestic and international markets.

         Developments in capital markets over the last several months have reduced access to funding for new and existing customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement of certain projects by our customers. Over the past year, AM has received notification from certain of its customers that they were going to delay or cancel new projects or new orders due to market conditions or funding constraints. Since the majority of our sales have been to relatively few customers, a delay or cancellation of a project or an order by any one customer has in the past, and could in the future, have a material adverse effect on our sales in a particular quarter. For a more detailed discussion regarding risks related to our major customers, see "Our customer base is concentrated and the loss of any key customer would have a negative effect on our business."

Our customer base is concentrated and the loss of any key customer would have a negative effect on our business.

         Historically, a majority of our sales have been to relatively few customers, and due in part to the consolidation of ownership of cable television systems, we expect this customer concentration to continue in the foreseeable future. Sales to our two largest customers in fiscal 2002 and 2001 accounted for approximately 53% and 49% of revenues, respectively. Although we are attempting to broaden our customer base, we expect to see continuing industry consolidation and customer concentration due in part to the significant capital costs involved with constructing broadband networks. For example, Comcast and AT&T Broadband have announced plans to merge, subject to regulatory and shareholder approvals, among other conditions. In fiscal 2002, three MSO customers contributed more than 10% of the Company's total revenues, contributing 38%, 15% and 14%, respectively. No other customer accounted for more than 10% of our net sales in 2002. The loss of any significant customer or any reduction in orders by any significant customer, or our failure to qualify our products with a significant customer could adversely affect our business, operating results and liquidity. We cannot currently predict the impact of the AT&T Broadband merger with Comcast on our future sales. Our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. The loss of, or any substantial reduction in orders from, a significant customer would harm our business.

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of investors, causing our stock price to decline.

         Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

         o        the level and timing of capital spending by our customers;

         o        changes in market conditions;

         o        the timing and amount of customer orders;

         o the timing of revenue from systems contracts which may span several quarters;

         o        unpredictable sales cycles;

         o        seasonality of the business;

         o        market acceptance of new products and services;

         o the cost and availability of components, subassemblies and modules;

         o        the mix of our customer base and sales channels;

         o        the mix of our products and services sold;

         o        the development of custom products and software; and

         o general economic conditions and economic conditions specific to the cable television industry.

         In addition, we establish our expenditure levels for product development, engineering and other operating expenses based on projected sales levels, and expenses are relatively fixed in the short term. Accordingly, variations in the timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. As a result of all these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of investors. In that event, the trading price of our common stock would likely decline.

         Following the September 11, 2001 terrorist attacks on New York City and Washington, D.C., the U.S. and global economies were weakened. Any continued economic deterioration in these economies may impair our ability to ship our products internationally from our suppliers and within the United States. This may result in further decreases in our revenues. In addition, these events may have a negative impact on our business as a result of the cautious purchasing behavior of customers.

The Company may need additional capital in the future and may not be able to secure adequate funds on acceptable terms.

           We currently believe that our existing liquidity sources, including our bank line of credit facility, will satisfy our requirements for at least the next twelve months. We may need to raise additional funds if our estimates change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles, or to take advantage of unanticipated opportunities. Our ability to raise funds may be adversely affected by a number of factors relating to AM, as well as factors beyond our control, including increased market uncertainty following the events of September 11, 2001, continued unrest in the Middle East and the ongoing U.S. war on terrorism. There can be no assurance that such financing, if needed, will be available on terms acceptable to us, if at all.

          In addition, we may review other potential acquisitions that would complement our existing product offerings, enhance our technical capabilities, expand the scale of our services business or expand our marketing and sales presence. While we have no current agreements or negotiations underway with respect to any potential acquisition that have not already been publicly announced, any future transaction of this nature could require potentially significant amounts of capital. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

The cable television and broadband communications industries are consolidating and markets are subject to rapid technological change.

         The cable television and broadband communications industries are undergoing significant change as CATV system operators continue to expand and consolidate their operations. Operators are also implementing new interactive services such as video on demand, Internet access and telephony. In addition, competition for video services has increased with new entrants, including telephone and satellite providers. This has resulted in existing CATV operators planning to expand and upgrade their distribution infrastructures and new providers planning to construct new distribution systems capable of providing a mix of services. There continues to be many unresolved issues and uncertainties impacting this convergence of CATV and telecommunications industries, including governmental regulations, competing distribution technologies, and significant capital costs.

         It is difficult to accurately predict the cable television and broadband communications markets' future growth rates, sizes or technological directions. In view of the evolving nature of these markets, it is possible that cable television operators, telephone companies or other suppliers of broadband wireless and satellite services will decide to adopt alternative technologies or architectures that are not compatible with AM's current or future products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new technologies or architectures our business will suffer.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

         Broadband communications markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products:

         o        are not brought to market in a timely manner,

         o        are not cost effective, or

         o        are not developed to the evolving industry standards.

         Further, to develop and market certain of our planned future products we may be required to enter into technology development or licensing agreements with third parties. We cannot assure you that we will be able to enter into any necessary technology development or licensing agreement on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements when necessary could limit our ability to develop and market new products and, accordingly, could materially and adversely affect our business and operating results.

We need to effectively manage our operations and the cyclical and seasonal nature of our businesses.

         The growth of our operations and the cyclical nature of our business has placed, and is expected to continue to place, a significant strain on our resources. Our ability to manage our business effectively in the future, including any future growth, will require us to train, motivate and manage our employees successfully, to attract and integrate new employees into our overall operations, to retain key employees and to continue to improve our operational, financial and management systems. The Company, with the assistance of its strategic partner, NeST Technologies, Inc., has attempted to implement, and intends to continue to implement, information technology systems that will enhance the efficiency and productivity of the Company's employees and other resources. While the early stages of this implementation have improved operations, there can be no assurance that the Company will implement the information technology systems in an efficient, cost-effective or timely manner or that the new information technology systems will be adequate to support all of our operations. If we fail to manage our existing operations or any future growth effectively, our business could suffer.

         CATV system operators' capital spending may be subject to the effects of seasonality, with generally fewer construction and upgrade projects scheduled in winter months, and the timing of these projects may be otherwise affected by inclement weather. Due to a significant concentration of the business of AMBS in the Northeast Region of the United States, the Company's fiscal fourth and first quarters are subject to fluctuation in revenues and are generally less active for the services business than the second and third fiscal quarters. Also, the majority of our clients tend to expend their annual budgets by the end of the calendar year, and delay new projects until at least the middle of the first calendar quarter. Due to the cycle of the capital spending plans of our customers and seasonal weakness, we generally expect a slight sequential sales decline during our fiscal fourth quarter.

Our businesses are reliant on qualified personnel and we may not be successful in attracting, training and retaining our key personnel.

         Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We are dependent on our ability to retain and motivate high caliber personnel, in addition to attracting new personnel. In spite of the current worldwide economic slowdown, competition for qualified technical and other personnel remains intense and we may not be successful in attracting and retaining such personnel.

         The success of AM's services business is highly dependent on AM's ability to attract and retain qualified service personnel. In addition, to successfully develop and market AM's products, we must retain and continue to attract personnel with appropriate experience and expertise. Competition for qualified personnel is intense. We may not be successful in retaining and attracting qualified personnel.

         Competitors and others have in the past and may in the future attempt to recruit our employees. While our employees are required to sign standard agreements concerning confidentiality, non-competition and ownership of inventions, we generally do not have employment agreements with any of our non-executive personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical personnel, could negatively affect our business.

We may be subject to risks associated with recent acquisitions.

          We have made and may make investments in complementary companies, products or technologies. If we make acquisitions, we could have difficulty assimilating or retaining the acquired companies' personnel and operations or integrating the acquired technology or products into ours. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our operating results may suffer because of acquisition-related expenses, amortization of intangible assets and impairment of acquired goodwill or intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders. If we are unable to successfully address any of these risks, our business, financial condition and operating results could be harmed.

The Company's failure to adequately protect its proprietary rights may adversely affect it in the future.

         We currently hold several United States patents relating to our products. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

         We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel and of our strategic partners into new and enhanced products and services. We generally enter into confidentiality or license agreements with our employees, consultants, vendors and customers as needed, and generally limit access to and distribution of our proprietary information. Nevertheless, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. In addition, we have taken in the past, and may take in the future, legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively effect our business, operating results, financial position and liquidity.

         In order to successfully develop and market certain of our new products in the future AM may be required to enter into technology development or licensing agreements with third parties. Although many companies are often willing to enter into such technology development or licensing agreements, we cannot assure you that such agreements will be negotiated on terms acceptable to us, or at all. The failure to enter into technology development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our business to suffer.

The Company faces risks associated with its key vendors having important facilities and resources located in India

          AM's hardware products are manufactured and its software is developed by its partners NeSTronix, Inc. and NeST Technologies, Inc., respectively, primarily with personnel and at facilities located in India. The personnel at these facilities represent a significant portion of our research and development operations. Accordingly, we are directly influenced by the political, economic and military conditions affecting India, and any major hostilities involving India or the interruption or curtailment of trade between India and its present trading partners could significantly harm our business. The September terrorist attacks, the ongoing U.S. war on terrorism and the escalation of hostilities between Pakistan and India have heightened these risks. We cannot assure you that the protraction or escalation of current tensions in Southern Asia will not adversely affect our business and results of operations.

Our stock price may be volatile.

         The market price of our common stock has fluctuated significantly in recent years, and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above their purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation, though the Company is not aware of the present threat of any such action.

Item 2. Description of Property.

The Company's corporate headquarters and production operations are located in Quakertown, Pennsylvania in a 46,000 sq. ft. modern, leased facility. The lease is on a month-to-month basis. Subsequent to March 30, 2002, the Company purchased the property for $2,565,000. The Company also leases office/warehouse space for its various projects throughout the United States as follows:


                                                                                                    Minimum Lease
                                                                                                       Payments
                                     Square                        Lease                        ----------------------
             Location                 Feet                          Term                        Monthly       Annually
             --------                 ----                          ----                        -------       --------

Atlanta, Georgia                     3,844       February 15, 2002 to February 15, 2003           7,368        88,412
Framingham, Massachusetts            2,000       October 1, 2001 to September 30, 2006            5,417        65,000
Newport News, Virginia              12,551       October 1, 2001 to September 30, 2004            2,300        27,600
Worcester, Massachusetts             1,000       October 15, 2001 to October 14, 2002             2,000        24,000
Waterville, Maine                    2,000       January 18, 2001 to July 31, 2002                  550         6,600
Canterbury, Connecticut              1,000       January 1, 2002 to January 31, 2003                600         7,200
Norfolk, Virginia                    1,480       April 1, 2002 to March 31, 2007                  5,608        67,296
Stratford, Connecticut               2,600       January 1, 2002 to June 30, 2002                 2,350        28,200
Falls Church, Virginia               4,560       January 1, 2002 to December 31, 2004             4,500        54,000
Marlborough, Massachusetts             427       October 1, 2001 to September 30, 2002              550         6,600
West Hartford, Connecticut           3,000       June 1, 2002 to May 31, 2003                     4,400        52,800
Englewood, Colorado                  8,979       January 8, 2002 to February 28, 2005             8,979       107,748
Dallas, Texas                       15,000       October 1, 2001 to September 30, 2003            4,375        52,500

Item 3. Legal Matters.

         There are no pending or, to the Company's knowledge, threatened material legal actions, to which the Company is a party.

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


                                 Bid Quotations
                                 --------------

Fiscal Quarter                 High         Low
--------------                 ----         ---
   2002
   ----
      First Quarter             .65         .26
      Second Quarter            .45         .25
      Third Quarter             .62         .30
      Fourth Quarter            .61         .35

   2001
   ----
      First Quarter           1.937        .562
      Second Quarter          1.438        .510
      Third Quarter           1.187        .220
      Fourth Quarter           .740        .260

         As of June 7, 2002, there were approximately 861 holders of record of the Company's Common Stock.

         The Company has never declared nor paid any dividends on its Common Stock. The Board of Directors currently intends to retain any earnings for use in the Company's business, and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

         On November 2, 1998, the Company entered into a Strategic Development and Manufacturing Agreement with Network Systems & Technologies(P) Ltd. ("NeST
(P) Ltd."). NeST (P) Ltd. is a technology company located in India which provides software and hardware design services and manufacturing services. NeST
(P) Ltd. is controlled and managed by N. Jehangir, who is the brother of Mr. Jay Hassan. Mr. Hassan is the founder, CEO, and owner of NeST Technologies, Inc., a U.S. headquartered technology services company, which provides and receives services to and from NeST (P) Ltd. Collectively, these operations are referred to at times herein as "NeST".

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

         The NeST warrants, and the shares of the Common Stock issued upon the exercise thereof, were issued by the Company to NeST in reliance upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. The warrants were issued to NeST as compensation for services provided by NeST to the Company. No offer of the warrants was made by the Company to any other person or entity.

         As compensation for its services as investment advisor to the Company, on March 15, 2002 the Company issued warrants to Investec PMG Capital to purchase 900,000 shares of the Company's Common Stock, at an exercise price of $0.42 per share. The warrants were immediately vested and expire on March 15, 2007 unless sooner exercised.

         The Investec warrants were issued by the Company to NeST in reliance upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. The warrants were issued to Investec as compensation for services provided by Investec to the Company. No offer of the warrants was made by the Company to any other person or entity.

         On October 30, 2000, the Company's majority shareholder, Alvin Hoffman, exercised his right to convert 6,000 shares of senior convertible preferred stock into 800,000 shares of the Company's common stock.

         During fiscal year 2002, the Company's Board of Directors authorized the Company's investment banker to assist the Company in raising up to $2,000,000 in additional equity financing for the Company. To raise such additional capital, the Company's Board of Directors approved a private placement of restricted shares of the Company's Series A Preferred Stock, which bears a 10% annual cumulative dividend, at a price of $27.00 per share. Each share of the Series A Preferred Stock can be converted into 100 shares of the Company's Common Stock, subject to standard anti-dilution provisions. Purchasers of each share of the Company's Series A Preferred Stock in this offering are also entitled to receive a warrant to purchase up to 25 shares of the Company's Common Stock, at a price of $0.27 per share. These warrants vest immediately and are exercisable for six years from the date of purchase. The shares of the Series A Preferred Stock being sold in this offering will be sold only to accredited investors, including, without limitation, certain members of the Company's Board of Directors. On January 29, 2002 the Company's Chairman and CEO. Jay Hassan, purchased $1,000,000 of the shares of Series A Preferred Stock included in this offering. In February 2002, a member of the Company's Board of Directors, Alvin Hoffman, purchased $200,000 of the shares included in this offering. The shares of the Series A Preferred Stock and the related Common Stock purchase warrants were offered and sold by the Company in reliance upon the exemption from registration provided for in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

                      Equity Compensation Plan Information


                                                                                          Number of securities
                                                                                          remaining available for
                                Number of Securities to be   Weighted-average exercise    future issuance under
                                issued Upon Exercise of      price of outstanding         equity plan
                                Outstanding Options,         options, warrants and        (excluding securities
                                Warrants and Rights          rights compensation plans    reflected in column (a))
Plan Category                   (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity Compensation plans       17,184,405                   0.30                         (332,338)(1)
   approved by security
   holders

Equity Compensation plans       -                            -                            -
   not approved by security
   holders


(1) The issuance of these shares is contingent upon shareholder approval. Shareholders will be requested to vote upon a proposal to increase the authorized shares for issuance under the 1999 Stock Option Plan at our Annual Meeting of Stockholders to be held on November 15, 2002.

Item 6. Management's Discussion and Analysis of Operations

Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in this Annual Report on Form 10-KSB, along with statements in other reports filed by the Company with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs of the Company concerning future events. Such statements must be qualified by important factors that could cause actual results to differ materially from those achieved in the past or those expected by the Company. Those factors which specifically relate to the Company's business include: a history of operating losses (including a significant reduction in revenue in fiscal 1999), rapid technological change along with the need to continually develop new products and gain customer acceptance, dependence on a relatively small total available market size, competition, dependence on key employees, dependence on a small number of large customers, whose demand for Company products are subject to substantial changes from year to year, dependence on certain suppliers, and reliance on NeST related operations for engineering and manufacturing services with respect to the Company's products unit.

         The following discussion should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

         The Company provides products (which include hardware and software systems) and services (which include network engineering, design and construction and subscriber installation) to the broadband communications industry, primarily for CATV systems. AM has applied its technical strengths, and the strengths of its strategic partners, in RF communications, microprocessor controlled circuits and application software in order to produce a suite of products and services that allows CATV system operators to build better networks, maintain them more efficiently, and continually monitor their technical performance and operation. The Company's principal activity from its formation in 1974 to 1989 was the construction of cable TV systems, which was discontinued in 1989.

         From 1989 to 2001, the Company's primary revenue was derived from the sale of its OmniStatTM family of network monitoring and management systems. Beginning in 1999, the Company began to pursue a diversification strategy to broaden its offerings to include services as well as products. As part of this diversification strategy, the Company formed a new business unit, AM Broadband Services, Inc. ("AMBS"). AMBS is a wholly owned subsidiary of the Company that began operations in January 2001. This business unit provides a range of outside-plant services to CATV systems operators that include design, engineering, installation, certification and maintenance. The Company's Broadband Products ("AMBP") business unit continues to market its OmniStatTM product line and other newly developed products through its traditional sales channels, but is also utilizing the AMBS services unit as an additional sales channel.

         During fiscal 2002, the Broadband Services Unit embarked on an aggressive growth strategy with the following actions:

         (a) On October 1, 2001, with the acquisition of SRS Communications Corporation and EDJ Communications, Inc., AMBS entered into the subscriber fulfillment services business.

         (b) In January 2002, AMBS formed its design and engineering services division in order to provide specialized engineering services to the cable television and telecommunications industries.

         (c) In early 2002, AMBS formed AMC Services, Inc. in order to provide construction services to the cable television and broadband communications industries.

The formation of both of the new divisions of AMBS required significant capital and employee-related expenditures to start and were built by procuring the services of highly experienced, industry professionals with strong reputations.

On June 3, 2002, subsequent to the end of the 2002 fiscal year, the Company entered into a definitive merger agreement with Nex-Link Communication Project Services, LLC. The acquisition of this entity as a result of the merger will add significant depth to AMBS's ability to provide engineering, design, construction, and installation services to owners of broadband communications networks.

Critical Accounting Policies

         In December 2001, the Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The Company's significant accounting policies are described in Note A in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition:

Revenue Recognition

         The Company derives its revenues principally from sales of its products to the cable television industry. Revenue is recognized when the product is shipped to customers. The Company's software revenue is recognized in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 and related amendments. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon the shipment of the product. Each component of the Company's products is sold separately and the cost of each component is listed separately in the purchase documentation. Revenue from custom development efforts is recognized as contractual milestones are achieved.

         The Broadband Services Unit segment derives its revenues from sales of outside-plant services to CATV operators. Revenue is recognized as contracted tasks are completed and billed. Individual contracts are of short duration.

Inventory

         Manufacturing inventory which is comprised of raw materials, work-in-process and finished goods is valued at the lower of cost (first-in, first-out method) or market.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternatives would not produce a materially different result. See the Company's audited Consolidated Financial Statements and Notes thereto which are a part of this Annual Report on Form 10-KSB and contain accounting policies and other disclosures required by generally accepted accounting principles.

Results of Operations
Fiscal 2002 vs. 2001
                                              Fiscal 2002        Fiscal 2001
                                              -----------        ----------
Revenues                                        100.0%             100.0%

Cost of Sales                                    57.9               49.3
Selling, General and Administrative              25.1               20.3
Research and Development                         13.6               22.1

Operating Income (Loss)                           3.4                8.3
Other Expense                                    (1.7)              (0.9)
                                                -----              -----

Income (Loss) Before Income Taxes                 1.7                7.4
Income Tax (Benefit) Provision                    0.6                 --
                                                -----              -----

Net Income (Loss)                                 2.3%               7.4%
                                                =====              =====

Revenues

         Total revenues were $28.7 million for the fiscal year ended March 30, 2002. compared to $15.9 million in fiscal 2001. The increase in revenues in fiscal 2002 from fiscal 2001 is primarily due to growth in the Company's Broadband Services Unit. This growth is attributable to the acquisition of SRS Communications Corp./EDJ Communications, Inc. which together contributed $8.9 million in revenue during fiscal 2002. The remaining increase in revenues is due to the Company's Broadband Products Unit expanding its direct global sales and marketing efforts, and sales made pursuant to its multi-year agreement with Charter Communications.

         The Company's Broadband Products Unit maintains key strategic OEM (original equipment manufacturer) relationships with Motorola, Philips, Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers. The Broadband Products Unit's revenue from OEMs and foreign distributors was 33% of its revenue for the fiscal year ended March 30, 2002, compared to 69% of its revenue in fiscal 2001. A greater portion of the Product Unit's revenue is coming from MSOs (multiple system operators) and other direct end-user customers as a result of its expanded direct global sales and marketing efforts and its multi-year agreement with Charter Communications.

         The Company's Broadband Services Unit primarily generates its revenue through the sale of services to MSOs. Three MSO customers contributed more than 10% of the Company's total revenues in the fiscal year ended March 30, 2002 - 38%, 15% and 14%, respectively. In fiscal 2001, two OEM customers contributed 27% and 22%, respectively, of the Company's total revenues for the fiscal year.

         As the purchase of the Company's products and services is generally associated with a customer's capital upgrade, expansion or marketing programs, contribution levels of individual customers can be subject to wide fluctuations from year to year.

         Software revenues totaled $1.7 million and $1.9 million in fiscal 2002 and 2001, respectively. Software revenues were higher in fiscal 2001 as many of the Company's existing customers were completing their upgrade to the Company's newly released Omni2000 software. All software development costs are charged to research and development when incurred.

         Development revenues totaled $248,000 and $216,000 in fiscal 2002 and 2001, respectively. Development revenues primarily relate to OEM development efforts, which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred.

         Backlog for the Company's Broadband Products Unit was $4.1 million as of March 30, 2002, compared to $3.2 million as of March 31, 2001. One MSO customer accounted for 71% of the total backlog as of March 30, 2002. The backlog had been reduced to $3.8 million as of June 21, 2002. The Company's Broadband Services Unit has multi-year master contracts with MSO(s) that currently generate approximately $400,000 in weekly billings.

Cost of Sales

         Cost of sales includes all manufacturing costs of the Company's Broadband Products Unit's hardware products and the job costs of the Company's Broadband Services Unit's services. Total cost of sales represented 57.9% of total revenues in the fiscal year ended March 30, 2002, compared to 49.3% in fiscal 2001. The increase in total cost of sales as a percentage of total revenues in fiscal 2002 is due to the Company's expansion into broadband services, which carry a lower gross margin.

         Gross margin for the Broadband Products Unit was 54.8% for the fiscal year ended March 30, 2002, compared to 51.5% for fiscal 2001. The Broadband Products Unit's gross margin is generally dependent on customer mix and product mix.

         Gross margin for the Broadband Services Unit was 20.5% for the fiscal year ended March 30, 2002, compared to 35.1% for fiscal 2001. Included in cost of sales for fiscal 2002 were $148,000 and $15,000 in start-up costs for the Broadband Services Unit's new engineering and construction divisions, respectively. The Broadband Services Unit's gross margin is dependent upon the mix of fulfillment, engineering and construction services.

Selling, General and Administrative

         Selling, general and administrative expenses were $7.2 million in fiscal 2002, compared to $3.2 million in fiscal 2001. Selling expenses increased from fiscal 2001 as the result of the Company's Broadband Products Unit expanding its direct global sales and marketing efforts. Additionally, selling expenses increased due to higher sales commissions associated with a greater percentage of revenues coming from MSO(s) and other direct-end user customers.

General and administrative costs also increased to support the Company's new Broadband Services Unit and its increased business levels, including the acquisition of SRS Communications Corporation/EDJ Communications, Inc. Additionally, the Company incurred approximately $154,000 in one-time costs associated with its move to a new corporate headquarters. During the latter part of fiscal 2002, the Company added additional personnel and infrastructure that it believes will support growth to an annual revenue level of over $45 million. Selling, general and administrative expenses are expected to increase in fiscal 2003, but such expenses are expected to decline as a percentage of revenue.

Research and Development

         Research and development expense totaled $3.9 million for fiscal 2002, compared to $3.5 million in fiscal 2001. The Company continued to spend a significant amount on research and development during fiscal 2002 and 2001, including expenditures related to its major development efforts to upgrade and expand its software and hardware products. The Company expects research and development spending to increase in fiscal 2003 in response to increased customer demand for more advanced systems and software, but anticipates that such expenses will decline as a percentage of revenue.

Operating Income

         The Company had operating income of $984,000 for fiscal 2002, compared to operating income of $1.3 million in fiscal 2001. Operating income declined as a percentage of sales in fiscal 2002 primarily due to a larger percentage of revenues being generated by the Company's Broadband Services Unit. These revenues carry a lower gross margin. The decline is also due to the one-time costs associated with the Company's move to a new corporate headquarters and with the start-up costs associated with the Broadband Services Unit's new engineering and construction services divisions.

Interest and Other Expense (Income)

         The Company had interest and other expense (income) of $500,000 in fiscal 2002, compared to $136,000 in fiscal 2001. In both fiscal 2002 and 2001 this consists primarily of interest expense on the Company's debt obligations. In fiscal 2002, this also includes $240,000 in interest and penalties that have been accrued on a state corporate income tax liability dating back to 1983 through 1985 and of which the Company's current management recently became aware.

Income Taxes

         Due to the significant net operating loss carry-forward, the Company pays minimal income taxes, which includes federal income taxes, based on an "alternative minimum tax" calculation and state taxes in those states where the Company does not have net operating loss carry-forwards.

Liquidity and Capital Resources

          In fiscal 2002, the Company consumed net cash of $158,000 compared to generating net cash of $271,000 in fiscal 2001.

         Net cash generated by operating activities was $708,000 in fiscal 2002 versus net cash consumed of $170,000 in fiscal 2001. The positive cash flow from operations was aided by an increase in accounts payable of $558,000 and a decrease in inventory of $109,000, which offset the $838,000 increase in accounts receivable related to the Company's growth in revenue.

         Net cash used in investing activities was $2,971,000 in fiscal 2002 versus $208,000 in fiscal 2001. This was due to the acquisition of businesses, net of cash acquired, of $1,191,000 consummated on October 1, 2001, a significant increase in capital expenditures and a $1,000,000 loan to attract a key employee to head the Broadband Services Unit's construction services business.

         Cash flow from financing activities was $2,105,000 in fiscal 2002 versus $ 649,000 in fiscal 2001. The major sources of cash in fiscal 2002 were bank borrowings of $783,000 and $1.4 million in proceeds from the Company's Series A Preferred Stock offering.

         During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to 50% of the loan has been repaid. The outstanding loan balance as of March 30, 2002 was $90,000.

         The Company maintains a working capital line of credit from a commercial bank to provide up to $3,000,000 based on 80% of the value of qualified accounts receivable. Under the terms of the loan documents for such financing, all of the Company's assets, including without limitation all of the outstanding shares of the Company's subsidiaries, are pledged to the lender and interest is payable at 2% above prime. The line expires on September 30, 2002. Current borrowings under the line are $2,991,000.

         In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2002. No amounts were borrowed under this line during fiscal 2002 or fiscal 2001.

         Under the terms of the NeST development agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in payment of

$1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants, up to a limit of 10 million total shares, under the NeST agreement.

         In October 2000, the Company's majority shareholder exercised his right to convert 6,000 shares of senior convertible preferred stock into 800,000 shares of the Company's common stock. In October 2001, the Company's majority shareholder exercised his right to convert 19,825 shares of senior convertible preferred stock into 3,965,000 shares of the Company's common stock at an exercise price of $0.50 per share. Following such conversion, no shares of the Company's senior convertible preferred stock remained outstanding.

         In January 2001, the NeST related companies exercised their warrants to purchase 7,862,334 shares of the Company's common stock at an exercise price of ..01 per share.

         In January 2002, the Company's Board of Directors authorized the Company's investment banker to raise up to $2,000,000 in additional equity financing through a private placement of restricted shares of the Company's Series A Preferred Stock, at a price of $27.00 per share. The Series A Preferred Stock bears a 10% annual cumulative dividend. Each share of the Series A Preferred Stock can be converted into 100 shares of the Company's Common Stock, subject to standard anti-dilution provisions. Purchasers of each share of the Company's Series A Preferred Stock in this offering are entitled to receive a warrant to purchase up to 25 shares of the Company's Common Stock, at a price of $0.27 per share. These warrants vest immediately and are exercisable for six years from the date of purchase. The sale of shares of the Series A Preferred Stock in this offering is restricted to accredited investors, including without limitation certain members of the Company's Board of Directors. On January 29, 2002, the Company's Chairman and CEO purchased $1,000,000 of the shares. In February 2002, one of the Company's Board of Directors and a family member of such director each purchased $200,000 of the preferred shares. The remaining $600,000 of the equity offering was not purchased as of May 21, 2002, at which time the Company's Board of Directors voted to terminate the offering.

          Capital expenditures totaled $1,019,000 in fiscal 2002 and $215,000 in fiscal 2001 which included capital leases, computer equipment, software, manufacturing assembly/test equipment, test lab equipment, office furniture/fixtures, vehicles, facility improvements and service technician equipment. For fiscal 2002, this includes $331,000 in renovations and networking infrastructure associated with the Company's new corporate headquarters. The increase in capital expenditures for fiscal 2002 is also due to the growth of the Company's Broadband Services Unit.

        Subsequent to March 30, 2002, the Company obtained a commitment, subject to the satisfaction of standard terms and conditions, from a bank for a $10,700,000 credit facility, collateralized by substantially all assets of the Company. The credit facility, as proposed, would consist of the following:

         1.  Revolving Credit Loans

                  Revolving credit loan having a maximum availability equal to the lesser of (a) Seven Million Five Hundred Thousand Dollars ($7,500,000); and (b) eighty-five percent (85%) of the Company's eligible accounts. The revolving credit loans bear interest, at the Company's option, at either (i) a base rate equal to the prime rate of the bank plus 0.50% or (ii) at the LIBOR rate plus 2.75%.

         2.  Letters of Credit

                  Standby letters of credit, provided that the aggregate undrawn face amount of such letters of credit are not in excess of, at any one time, $1,000,000. In addition to the normal charges for letters of credit, the Company is subject to an annual 3% administrative fee of the face amount of the letters of credit payable monthly. The outstanding letters of credit will automatically reduce, dollar for dollar, the amount that may be borrowed as revolving credit loans under the revolving credit facility.

         3.  Term Loans

                  (a) A $500,000 discretionary machinery and equipment acquisition line. Advances are limited to 80% of the net invoice cost, cannot be less than $100,000 and will be permitted only during the first two years following the closing date;

                  (b) A $2,200,000, three-year term loan with a balloon payment payable upon the earlier to occur of the termination of the credit facility or the expiration of the initial contract term;

                       These two term loans bear interest, at the Company's option, at either (i) the prime rate in effect plus 0.75% or (ii) the LIBOR rate plus 3%; and

                  (c) Up to a $500,000 two year loan with an annual excess cash flow recapture provision of 50%. Interest rate for this loan is prime plus 2%.

         The proceeds of these credit facilities will be used by the Company to refinance its existing debt and for working capital needs associated with the Company's growth.

         The Company believes that cash from profitable operations, available credit facilities and the ability to pay for NeST development services in cash or warrants, will provide sufficient liquidity to support its operations through the next fiscal year.

Item 7. Financial Statements

         The information called for by this Item is set forth on Pages F-1 through F-29.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Listed below are the directors and executive officers of the Company as of March 30, 2002:


Name                         Age    Position
----                         ---    --------

Javad K. Hassan              61     Chairman and Director
Joseph D. Rocci              54     Group Vice President, AM Broadband Products
Maqbool A. Qurashi           69     Group Vice President, AM Training Services
C. Scott Hisey               37     Group Vice President, AM Broadband Services
Michael L. Quelly            48     Vice President, Hardware Engineering
Roger Jack(4)                42     Vice President, Software Engineering
H. Charles Wilson, III       46     Corporate Controller
R. Barry Borden(2)           62     Director
Jill D. Felix(1)(2)          58     Director
Alvin Hoffman                73     Director
Keith D. Schneck(2)(3)       47     Director
Lemuel A. Tarshis, Ph.D.(1)  61     Director

----------------------------
(1)      Member of Compensation and Stock Option Committee of the Board.

(2)      Member of Audit Committee of the Board.

(3) Mr. Schneck resigned as an officer and an employee of the Company effective December 31, 2000, but continues to serve as a director of the Company.

(4) Mr. Jack subsequently resigned as an officer and an employee of the Company on June 7, 2002.

         All directors and officers of the Company are elected for a term of one year at the Annual Meeting of Stockholders and the subsequent Board of Directors meeting, respectively, to serve in their office for the succeeding year and until their successors are duly elected and qualified.

Biographical Information

         R. Barry Borden has been a director of the Company since October 1996. Mr. Borden is President of LMA Group, a management consulting firm in Merion, Pennsylvania and is Chairman of Ozro, Inc. of Boston, Massachusetts, a supplier of E commerce software. He previously was President of Broadbeam Corporation of Princeton, New Jersey from 1997 and has held executive level positions with other high technology companies including Mergent International, Cricket Software, Inc., Franklin Computer Corporation and Delta Data Systems. Mr. Borden is also a director of Fastnet Corporation, and Vice Chairman of Sedona Corporation, both publicly held companies.

         Jill D. Felix was elected director of the Company in March 2000. She has been President, CEO, and director of the University Science Center since 1997. She previously held executive level positions with Liberty Property Trust from 1983 to 1997. She also holds director positions for numerous organizations including Greater Philadelphia First, West Philadelphia Partnership, University City District, Delaware Valley Industrial Resource Center, Pennsylvania BioTechnology Association, International House, and the Valley Forge Historical Society.

         Javad K. Hasan joined the Company in November 1998 as Chairman of the Board. Prior to joining the Company, Mr. Hassan held senior level positions at AMP, Inc. from 1988 until he was named President of AMP Communications Systems Business, a division of AMP, Inc., in 1995. He previously had a 20-year career at IBM. Mr. Hassan is the founder and principal shareholder of NeST Technologies, Inc., an U.S. headquartered technology services company which provides and receives services to and from Network Equipment Systems & Services
(P) Ltd. located in India. He also is founder and principal shareholder of NeSTronix, Inc. a provider of outsource manufacturing services. He currently serves as Chairman of the Electronic Development Commission for the Government of Kerala in India. Mr. Hassan also serves as Chairman of NeSTronix and e-Cell Technologies, Inc. and is a director of Fibercore, Inc., a public company.

         C. Scott Hisey joined the Company in July 2001 as Vice President and General Manager of AM Broadband Services, Inc., a wholly-owned subsidiary of the Company. He was promoted to Group Vice President in April 2002. Prior to joining the Company, Mr. Hisey served as Executive Vice President of International Fibercom, Inc.'s Outside Plant Division from 2000 to 2001. He previously owned a communications construction contracting company and served as a consultant in the cable television industry from 1987 to 1995.

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

         Maqbool A. Qurashi joined the Company in October 2000 as Vice President and General Manager of AM Broadband Services, Inc., a wholly-owned subsidiary of the Company. In April 2002 he was appointed Group Vice President of the Training Services unit of the Company. He previously was a consultant for several telecommunications firms from 1992 to 2000. Mr. Qurashi co-founded the Company in 1974.

         Michael L. Quelly joined the Company in 1982. He was appointed Vice President, Hardware Engineering in May 2000. He previously served as Vice President, Engineering from September 1989 to May 2000, except for the period from October 1990 through March 1995 when he also was Executive Vice President.

         Joseph D. Rocci joined the Company in October 1983 as Director of Engineering. Mr. Rocci has served as Vice President, Marketing since April 2000. He served as Vice President, Product Operations of the Company from 1988 to 1989 at which time he was appointed Vice President of Product Technology. In November 2000, Mr. Rocci was appointed Group Vice President of the Broadband Products unit of the Company.

         Keith D. Schneck joined the Company in April 1995 as President and Chief Financial Officer and Director. In April 2000, Mr. Schneck resigned from his position as President and assumed a financial advisory role with the NeST related companies in addition to continuing to serve as Chief Financial Officer of the Company. As of December 31, 2000, Mr. Schneck resigned as Chief Financial Officer, but continues to serve as a Director of the Company. Mr. Schneck is currently Chief Financial Officer of T-Networks, Inc., a designer and manufacturer of equipment for fiber-optic networks.

         Lemuel A. Tarshis was elected a director of the Company in October 1996. Dr. Tarshis is a private consultant and since April 2, 2001 has been serving as a consultant to the Company and NeST Technologies, Inc. He also has served as a director and research professor at Stevens Institute of Technology since 1991. Prior to 1992, Dr. Tarshis held vice president positions with General Instrument Corporation. He is a director of NeST Technologies, Inc.

         H. Charles Wilson, III joined the Company in January 1996 as Controller. He has served as Corporate Controller since December 2000. Mr. Wilson previously held financial management positions with Integrated Circuit Systems, a publicly held company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of its common stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. An Initial Report of Stock Ownership on Form 3, due during the Company's fiscal year ended on March 30, 2002, was filed late by H. Charles Wilson, III and by Christopher S. Hisey. A Statement of Changes in Beneficial Ownership, on Form 4, due during May 2001, was filed late by Joseph D. Rocci. A Statement of Changes in Beneficial Ownership, on Form 4, due during March 2002, was filed late by Alvin Hoffman. The Company believes that, during the fiscal year ended March 30, 2002 all other filing requirements applicable to its other officers, directors and greater than 10% beneficial owners have been timely satisfied.

Item 10. Executive Compensation

         The following tables set forth certain information concerning (a) the cash remuneration paid by the Company during each of the last three fiscal years to the individual who served as the Company's Chief Executive Officer during fiscal 2002 and to each executive officer of the Company whose cash compensation exceeded $100,000 per annum during the last fiscal year of the Company, and (b) stock options granted and certain other compensation paid during the last three fiscal years to each such individual.

                           Summary Compensation Table

                        Annual and Long Term Compensation

Name & Principal                 Fiscal                       Stock Options             Other
     Position                     Year          Salary           Awarded             Compensation
--------------------------------------------------------------------------------------------------
Javad K. Hassan ***                 2002        $106,000         2,500,000                  --
Chairman                            2001              --                --                  --
                                    2000              --                --                  --
---------------------------------------------------------------------------------------------------
Joseph D. Rocci                     2002        $129,000           200,000              $4,036(1)
Group Vice                          2001         120,000           200,000               2,899(1)
President, AMBP                     2000         106,000           705,000(2)            2,630(1)
-------------------------------------------------------------------------------------------------
Michael L. Quelly                   2002        $128,000           100,000              $4,811(3)
Vice President,                     2001         120,000           100,000               3,485(3)
Hardware Engineering                2000         106,000           705,000(4)            3,316(3)
-------------------------------------------------------------------------------------------------
H. Charles Wilson, III              2002        $113,000           150,000               4,202(5)
Corporate Controller                2001          93,000            80,000               2,797(5)
                                    2000          79,000            40,000               2,357(5)
--------------------------------------------------------------------------------------------------
Roger L. Jack *                     2002        $105,000           100,000               1,010(6)
VP, Software Engineering            2001          31,000           150,000                 923(6)
                                    2000              --                --                  --
--------------------------------------------------------------------------------------------------
Maqbool A. Qurashi                  2002        $124,000           300,000               3,358 (7)
Group Vice President, AMTS          2001          51,000           300,000                  --
                                    2000              --                --                  --
--------------------------------------------------------------------------------------------------
C. Scott Hisey                      2002        $106,000           600,000             200,000(8)
VP & General Mgr., AMBS             2001              --                --                  --
                                    2000              --                --                  --
--------------------------------------------------------------------------------------------------

*        Mr. Jack joined the Company during the fourth quarter of fiscal 2001.
         Mr. Jack resigned as an officer and employee of the Company effective June 7, 2002.

(1) Represents $4,036, $2,899 and $2,630 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2002, 2001 and 2000, respectively.

(2) Includes 405,000 shares of repriced stock options previously issued in fiscal years 1998, 1997, 1995, and 1993.

(3) Represents $4,811, $3,485 and $3,316 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2002, 2001 and 2000, respectively.

(4) Includes 405,000 shares of repriced stock options previously issued in fiscal years 1998, 1997, 1995, and 1993.

(5) Represents $4,202, $2,797 and $2,357 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2002, 2001 and 2000, respectively.

(6) Represents $1,010 and $923 in matching contributions under the Company 401(k) plan paid by the Company in fiscal 2002 and 2001, respectively.

(7) Represents $3,358 in matching contributions under the Company 401 (k) plan paid by the Company in fiscal 2002.

(8) Represents $200,000 in sign-on bonuses paid to Mr. Hisey as part of his employment terms.

         Other than the salary described herein, the Company did not pay the executive officers named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of the lesser of $50,000 or 10% of such executive officer's salary and bonus during fiscal 2002, 2001, and 2000. The above compensation does not include certain insurance and other personal benefits, the total value of which does not exceed, as to any named officer, the lesser of $50,000 or 10% of such person's cash compensation.

         All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms, or operation in favor of the executive officers or directors of the Company and are generally available to all salaried employees of the Company.

         The Company has a stock option plan (the "1999 Plan") for its employees, directors, and other persons responsible for significant contributions to the Company's business. Under this 1999 Plan, which was approved by the stockholders in February, 1999, either non-qualified options or incentive stock options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options generally become exercisable one-third per year commencing one year after the date of grant and terminating after 10 years. The aggregate maximum number of shares for which options may be issued under the 1999 Plan is 15,000,000.

     The following table sets forth options granted to the named executive officers during fiscal 2002:

                                                          % of Total
                                No. of Securities         Options Granted        Exercise
                      Fiscal    Underlying Options        to Employees           Price         Expiration
Name                  Year      Granted                   in Fiscal Year         ($/Share)     Date
----                  ----      ----------------------    --------------         ---------     ------------

Javad K. Hassan       2002       2,500,000                   36.5%                 $0.38         11/01/11
Joseph D. Rocci       2002         200,000                    2.9%                 $0.38         11/01/11
Michael L. Quelly     2002         100,000                    1.4%                 $0.38         11/01/11
H. Charles Wilson     2002         150,000                    2.1%                 $0.38         11/01/11
Roger L. Jack         2002         100,000                    1.4%                 $0.38         11/01/11
Maqbool A. Qurashi    2002         300,000                    4.3%                 $0.38         11/01/11
C. Scott Hisey        2002         600,000                    8.7%                 $0.38         07/09/11

         The following table sets forth certain information pertaining to the shares acquired by the individuals named in the Summary Cash Compensation Table upon exercise of stock options in fiscal 2002 and pertaining to the number and value of options held by such individuals at year end:

                              Fiscal 2002 Option Exercises and Year End Option Values

                                                             Value of
                        Number of                       Unexercised Options            In-the-Money Options
                        Shares         Value             At Fiscal Year End             at March 30, 2002(2)
                        Acquired on    Realized     ---------------------------     ----------------------------
Name                    Exercise       ($) (1)      Exercisable   Unexercisable     Exercisable    Unexercisable
------------------      ---------------------------------------   -------------     -----------    -------------

Javad K. Hassan             --            --        $4,000,000     $2,500,000       $1,136,000         $150,000
Joseph D. Rocci         200,000        $58,000         571,666        333,334          148,650            4,000
Michael L. Quelly           --            --           738,333        166,667          204,650            2,000
H. Charles Wilson           --            --            98,333        195,334           17,513            6,400
Roger L. Jack               --            --           100,000        150,000           (6,000)          (9,000)
Maqbool A. Qurashi          --            --           100,000        500,000           (6,000)           6,000
C. Scott Hisey              --            --                --        600,000               --           36,000

----------------
(1) Value realized is the difference between the market price of a share of Common Stock on the date of exercise and the exercise price of the option, multiplied by the number of shares underlying the option.

(2) Value is based upon the closing price of the stock on March 30, 2002, less the exercise price.

     The Company does not maintain any long term incentive plans for its officers.

         Directors who are not officers or employees of the Company are paid $500 for each Board of Directors meeting and Committee meeting attended. In addition to the standard director fees, each director was granted options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.38 on November 11, 2001, with the exception of Messrs. Schneck and Tarshis who, as Chairmen of the Audit Committee and the Compensation and Stock Option Committee, respectively, were granted options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $0.38 on the same date. These options were fully vested as of the date of grant. In addition, in accordance with an Executive Employment Agreement, Javad K. Hassan received an option grant on November 1, 2001 to purchase 2,500,000 shares of the Company's Common Stock at an exercise price of $0.38 under the terms of the Company's 1999 Stock Option Plan. Also, on February 19, 1999, Mr. Hassan was granted options to purchase 5,000,000 shares, which became first exercisable equally over a three-year period and expire on February 19, 2009, at an exercise price of $0.156 in accordance with a Services Agreement with the Company. During fiscal 2001, Mr. Hassan exercised 1,000,000 of these option shares.

         The Company does not have any employment contracts or arrangements with any of its executive officers, other than the employment agreement with its CEO, Jay Hassan, which is described in Item 12 hereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information as of June 7, 2002 with respect to each person and entity known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, each director of the Company and each executive officer listed in the cash compensation table who owns shares of the Company's common stock, and all officers and directors of the Company as a group.

                                               Beneficial Ownership
Beneficial Owner (1) (2)                 Amount          Percentage of Class(16)
-------------------------                ------          -----------------------
Javad K. Hassan                       31,883,796(3)              49.0%
Alvin Hoffman                         21,105,712(4)              36.7%
NT Holdings Mauritius                  7,862,334(5)              13.9%
Keith D. Schneck                       1,395,000(6)               2.4%
Michael L. Quelly                        903,333(7)               1.6%
Joseph D. Rocci                          864,512(8)               1.5%
Lemuel A. Tarshis                        325,000(9)               *
R. Barry Borden                          310,000(10)              *
H. Charles Wilson, III                   298,333(11)              *
Jill D. Felix                            100,000(12)              *
Roger L. Jack                            100,000(13)              *
Maqbool A. Qurashi                       100,000(14)              *
C. Scott Hisey                                --                  *
All Directors and Executive
  Officers as a Group (12 Persons)    42,993,849(15)             61.7%
-----------------
* Less than one percent.

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

(2) The address of all beneficial owners is c/o AM Communications, Inc., 1900 AM Drive, Quakertown, PA 18951-2107.

(3) Includes (i) 14,391,837 shares of the Common Stock pursuant to The Voting Trust and Share Price Participation Agreement between Mr. Hoffman and Mr. Hassan, as the Voting Trustee, over which Mr. Hassan exercises all voting rights, (ii) 1,000,000 shares of Common Stock issued pursuant to a stock option exercise, (iii) 4,000,000 shares issuable pursuant to currently outstanding stock options, (iv) 37,037 shares of Series A Convertible Preferred Stock convertible into 3,703,700 shares of Common Stock , (v) 925,925 shares issuable upon the exercise of Series A warrants, and (vi) 7,862,334 shares issued upon the exercise of warrants which were issued to NeST Technologies, Inc. for services rendered, of which Mr. Hassan is CEO and sole owner, and to NeST (P) Ltd. for services rendered, which is controlled by Mr. Hassan's brother, and then subsequently such shares were transferred to NT Holdings Mauritius. Mr. Hassan is a less than 50% owner in NT Holdings Mauritius and disclaims beneficial ownership in a portion of the shares set forth in (vi) above.

(4) The information concerning the beneficial ownership of Mr. Hoffman is based, in part, upon information furnished by Mr. Hoffman to the Company. The beneficial ownership indicated represents (i) 7,407 shares of Series A Convertible Preferred Stock convertible into 740,700 shares of Common Stock, (ii) 185,175 shares of Common Stock issuable upon the exercise of Series A Warrants, (iii) 250,000 shares issuable pursuant to stock options, (iv) 773,000 shares of Common Stock currently owned by Mr. Hoffman's wife, (v) 14,391,837 shares of Common Stock of the Company which the Hoffman Trust beneficially owns but over which Javad
         K. Hassan, as Voting Trustee, exercises all voting rights, and (vi) 800,000 shares of Common Stock issued pursuant to a preferred stock conversion during October 2000, and (vii) 3,965,000 shares of Common Stock issued pursuant to a preferred stock conversion during December 2001. Mr. Hoffman disclaims beneficial ownership of the shares set forth in (iv) above.

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

(6)      Includes 1,225,000 shares issuable pursuant to stock options.

(7)      Includes 738,333 shares issuable pursuant to stock options.

(8)      Includes 571,666 shares issuable pursuant to stock options.

(9)      Includes 325,000 shares issuable pursuant to stock options.

(10)     Includes 300,000 shares issuable pursuant to stock options.

(11)     Includes 98,333 shares issuable pursuant to stock options.

(12)     Includes 100,000 shares issuable pursuant to stock options.

(13)     Includes 100,000 shares issuable pursuant to stock options.

(14)     Includes 100,000 shares issuable pursuant to stock options.

(15) Includes (i) an aggregate of 14,391,837 shares of Common Stock beneficially owned by the Hoffman Trust but over which Javad K. Hassan, as Voting Trustee, exercises all voting rights, (ii) 44,444 shares of Series A Convertible Preferred Stock convertible into 4,444,400 shares of Common Stock, (iii) 1,111,100 shares of Common Stock issuable upon the exercise of Series A Warrants, (iv) 773,000 shares of Common Stock currently owned by Mr. Hoffman's wife as to which Mr. Hoffman disclaims beneficial ownership, (v) 7,808,332 shares of Common Stock which may be acquired upon the exercise of outstanding options, (vi) 6,402,846 shares of Common Stock held by other officers and directors, and (vii) 7,862,334 shares of Common Stock issued to upon the exercise of warrants held by NeST Technologies, Inc. and NeST (P) Ltd. and then transferred to NT Holdings Mauritius. Mr. Hassan disclaims beneficial ownership of the shares set forth in (vi) above.

(16) The percentages have been calculated on the basis of treating as outstanding, for a particular holder, all shares of the Common Stock outstanding on said date and all shares of the Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

         All outstanding shares of the Company's Senior Convertible Redeemable Preferred Stock as of December 31, 2001 had been converted into Common Stock by Alvin Hoffman.

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

Item 12. Certain Relationships and Related Transactions

         Mr. Javad Hassan is the Chairman of the board of directors (Chairman) of the Company and has ownership interest in several other companies in the United States, India and other parts of the world. Among these companies is NeST group of companies (NeST), including NeST Technologies, Inc. and NeSTronix, Inc., which are U.S.-based technology service entities that provide engineering development services and turn-key manufacturing services primarily through the use of technology resources of staff and electronic manufacturing operations located in India and controlled by the Chairman's brother, Mr. N. Jehangir. NeST provides a substantial portion of the Company's engineering and manufacturing requirements.

         Mr. Hassan, the NeST companies and their respective affiliates collectively control the voting of 23,254,171 shares of the Company's Common Stock.

         Under the terms of an agreement with NeST (the "NeST Development Agreement"), the Company has the option to pay for development services performed by NeST either in cash or by the issuance of warrants to purchase AM Common Stock. During fiscal 1999, the Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of ten million total shares under the NeST Development Agreement, including the 7,862,334 shares already issued. During the fiscal years ended March 30, 2002 and March 31, 2001, the Company paid $2,500,000 and $2,200,000, respectively, to NeST for development services. The Company has negotiated favorable rates with NeST for services performed by both the India-based and U.S.-based employees of NeST. The Company may not be able to obtain the same negotiated rates from outside third parties.

         Pursuant to a Manufacturing Services Agreement between NeSTronix, Inc. and the Company (the "Manufacturing Agreement"), NeSTronix agreed to manufacture the Company's products on a turn-key basis commencing on January 2, 2000. The initial term of this Manufacturing Agreement ends on January 2, 2003 and the Manufacturing Agreement is automatically renewable for an additional 18 month period unless either party gives written notice to the contrary to the other party at least six months prior to the end of the then current term. The Manufacturing Agreement is also terminable by either party upon 60 days prior written notice upon the default of the other party or the bankruptcy or liquidation of the other party. Nothing in the Manufacturing Agreement precludes the Company from resuming manufacturing itself or transferring manufacturing rights to a third party. The Company retains title to and ownership of all equipment, inventory and intellectual property rights utilized in connection with the manufacture of its products. The Company and NeSTronix jointly agree upon a "bill of materials" price for each product manufactured pursuant to the Manufacturing Agreement. The Company pays to NeSTronix for each product manufactured pursuant to the Manufacturing Agreement, an amount equal to the actual cost of all materials utilized to manufacture the product, plus 0.5 times the agreed upon "bill of materials" price for the product. During the fiscal years ended March 30, 2002 and March 31, 2001, the Company paid $3,005,000 and $2,400,000, respectively, for services provided pursuant to the Manufacturing Agreement.

         Pursuant to an agreement entered into between the Company and Jay Hassan, the Chairman has agreed to provide a $500,000 line of credit to the Company, with interest payable at 10%. No amounts have been borrowed by the Company under this line since its inception in June 1999.

         On November 1, 2001, the Company entered into an Employment Agreement with its Chairman, Jay Hassan. In connection with the execution and delivery of such Employment Agreement, the previous Services Agreement, dated as of October 22, 1998, between Mr. Hassan and the Company was terminated. Under the terms of the Employment Agreement, the Chairman will serve as Chief Executive Officer and Chairman of the Board of Directors of the Company. The term of the Employment Agreement commenced on November 1, 2001 and expires on October 31, 2011. However, the term of the Employment Agreement will automatically renew for successive one year terms unless the Company or the Chairman gives a contrary written notice of termination to the other at least ninety (90) days before the scheduled expiration date of the Employment Agreement.

         Mr. Hassan's Employment Agreement provides for the payment of a minimum annual salary of two hundred fifty thousand dollars ($250,000.00) to the Chairman for his services. If his employment by the Company is terminated due to disability or without cause, or if he resigns for good reason (as such term is defined in the Employment Agreement), the Company is obligated to make severance payments to Mr. Hassan in an amount equal to his then current salary, and to continue in effect all of the employee benefits, for a period equal to the lesser of (a) two (2) years following the date of employment termination, or (b) the remaining term of the Employment Agreement.

         In addition to his base salary, Mr. Hassan is entitled to receive an annual bonus in an amount equal to 60% of his annual salary if the Company meets the annual financial performance objectives established by the Board of Directors for such year, and an annual bonus in an amount equal to 120% of his annual salary if the Company exceeds the annual financial performance objectives established by the Board of Directors for such year by at least 30%. For the years ended March 30, 2002 and March 31, 2001, no bonus payments were made to Mr. Hassan. Mr. Hassan is also entitled to participate in, or enjoy the benefit of, any other fringe benefits or prerequisites applicable to the Company's other executive officers.

         The Company entered into a Stock Purchase Rights Agreement, dated as of December 30, 2001, with its Chairman and Chief Executive Officer, (the "Company Stock Purchase Rights Agreement"). Under the terms of the Company Stock Purchase Rights Agreement, Mr. Hassan has irrevocably agreed to purchase, and the Company has irrevocably agreed to sell, six million (6,000,000) shares of the Company's common stock, at a price of thirty-eight cents ($0.38) per share, upon the first to occur of one of the following events:

                  (1) the Company enters into a definitive agreement to be acquired or to sell substantially all of its assets;

                  (2) the one-hundred and eightieth (180th) day following the Company's completion of a subsequent public offering of shares of its common stock; and

                  (3) the Chairman's termination as Chairman of the Company's Board of Directors and CEO.

         On November 30, 2001, Mr. Hassan entered into an amendment to his Voting Trust and Share Price Participation Agreement with the Alvin Hoffman, Revocable Trust U/A/D 2/28/86 pursuant to which Mr. Hassan will no longer share in the appreciation of AM's stock price from the proceeds of any sale by the Trust. Simultaneously therewith, Mr. Hassan entered into a Stock Purchase Rights Agreement with the Alvin Hoffman, Revocable Trust U/A/D 2/28/86 (the "Hoffman Stock Purchase Rights Agreement"). Under the terms of the Hoffman Stock Purchase Rights Agreement, Mr. Hassan has irrevocably agreed to purchase, and the Alvin Hoffman, Revocable Trust U/A/D 2/28/86 has irrevocably agreed to sell, seven million one-hundred ninety-five thousand nine-hundred nineteen (7,195,919) shares of the Company's common stock, at a price of ten cents ($0.10) per share, upon the first to occur of one of the following events:

                  (a) the Company enters into a definitive agreement to be acquired;

                  (b) the one-hundred and eightieth (180th) day following the Company's completion of a subsequent public offering of shares of its Class A common stock; and

                  (c)      the death of Alvin Hoffman; and

                  (d) the Chairman's termination as Chairman of the Company's Board of Directors.

As a result of the foregoing transactions, in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock Based Compensation and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, the Company recorded $83,000 of compensation expense during the year ended
March 30, 2002.

         On December 31, 2001, the Company entered into a loan agreement with Mr. Hassan. Under this agreement, the Company may loan the Chairman up to $2,000,000 for the sole purpose of assisting him in exercising his stock purchase rights. There have been no loans made by the Company to Mr. Hassan under this agreement to date.

         During fiscal year 2002, the Company's Board of Directors authorized the Company's investment banker to assist the Company in raising up to $2,000,000 in additional equity financing for the Company. To raise such additional capital, the Company's Board of Directors approved a private placement of restricted shares of the Company's Series A Preferred Stock, which bears a 10% annual cumulative dividend, at a price of $27.00 per share. Each share of the Series A Preferred Stock can be converted into 100 shares of the Company's Common Stock, subject to standard anti-dilution provisions. Purchasers of each share of the Company's Series A Preferred Stock in this offering are also entitled to receive a warrant to purchase up to 25 shares of the Company's Common Stock, at a price of $0.27 per share. These warrants vest immediately and are exercisable for six years from the date of purchase. The shares of the Series A Preferred Stock being sold in this offering will be sold only to accredited investors, including, without limitation, certain members of the Company's Board of Directors. On January 29, 2002, the Company's Chairman and CEO, Jay Hassan, purchased $1,000,000 of the shares of Series A Preferred Stock included in this offering. In February 2002, a member of the Company's Board of Directors, Alvin Hoffman, purchased $200,000 of the shares included in this offering. The shares of the Series A Preferred Stock and the related Common Stock purchase warrants were offered and sold by the Company in reliance upon the exemption from registration provided for in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

         Keith D. Schneck, the former Chief Financial Officer and a director of the Company also provided advisory services to Mr. Hassan and NeST Technologies, Inc. during fiscal 2001 and fiscal 2000.

         Under a consulting agreement with Lemuel A. Tarshis, a director of the Company, the Company incurred expenses of $59,000 during fiscal 2001. Mr. Tarshis also provides consulting services to NeST Technologies, Inc. and serves as a director of that company.

         The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During fiscal 2002 and fiscal 2001, the Company charged fees totaling $743,000 and $1,075,000, respectively, for such services.

         During fiscal year 2002, the Company's Board of Directors authorized the Company's investment banker to assist the Company in raising up to $2,000,000 in additional equity financing for the Company. To raise such additional capital, the Company's Board of Directors approved a private placement of restricted shares of the Company's Series A Preferred Stock, which bears a 10% annual cumulative dividend, at a price of $27.00 per share. Each share of the Series A Preferred Stock can be converted into 100 shares of the Company's Common Stock, subject to standard anti-dilution provisions. Purchasers of each share of the Company's Series A Preferred Stock in this offering are also entitled to receive a warrant to purchase up to 25 shares of the Company's Common Stock, at a price of $0.27 per share. These warrants vest immediately and are exercisable for six years from the date of purchase. The shares of the Series A Preferred Stock being sold in this offering will be sold only to accredited investors, including, without limitation, certain members of the Company's Board of Directors. On January 29, 2002 the Company's Chairman and CEO. Jay Hassan, purchased $1,000,000 of the shares to be sold in this offering. In February 2002, a member of the Company's Board of Directors, Alvin Hoffman, purchased $200,000 of the shares to be sold in this offering.

Item 13. Exhibits and Reports on Form 8-K

(a)      (1)      Exhibits

                  3.1      (3.1) Restated Certificate of Incorporation of
                           Registrant(1)

                  3.2 (3.1) Certificate of Amendment to Certificate of Incorporation of Registration(2)

                  3.3 (3-d) Certificate of Designation for Series A Preferred Stock dated January 23, 2002 (filed herewith)

                  3.4.     (3.2) Amended By-Laws of Registrant(1)

                  4.1 (4.1) Specimen of Common Stock Certificate, par value $.10 per share(1)

                  4.2. Series A Common Stock Purchase Warrant (filed herewith)

                  4.3      Amended and Restated Warrant issued to
                           Scientific-Atlanta (filed herewith)

                  9.1      (9.1) Voting Trust and Share Participation
                           Agreement(4)

                  9.2 (9-b) First Amendment to Voting Trust and Share Participation Agreement dated November 30, 2001(3)

                  9.3 (9-c) Stock Purchase Rights Agreement, dated as of December 30, 2001, between AM and Javad K. Hassan(3)

                  10.1     (10-a) 1991 Incentive Stock Option Plan(5)

                  10.2 (10-b) Joint Development Agreement between AM and Scientific-Atlanta dated May 1996(6)

                  10.3 (10-c) Distribution Agreement and Manufacturing License dated June 14, 1996(6)

                  10.4     (10-d) Registration Rights Agreement dated June 17,
                           1996(6)

                  10.5     (10-e) Warrant Agreement dated June 17, 1996(6)

                  10.6     (10-f) 1999 Stock Option Plan(4)

                  10.7 (10-g) Line of Credit Commitment Letter with Progress Bank dated June 29, 1999(4)

                  10.8 (10-i) Consulting Services Agreement between the Company and NeST(7)

                  10.9 (10.1)Manufacturing Services Agreement between the Company and NeSTronix(4)

                  10.10 Common Stock Purchase Warrant issued to Investec PMG Capital (filed herewith)

                  10.11 (2) Stock Purchase Agreement between the Company, AMBS, SRS Communications Corporation, EDJ Communications, Inc, David P. Sylvestre, Clifford P. Sylvestre, Edward L. Reynolds, Joanne Sylvestre, and Elizabeth D. Reynolds(8)

                  10.12 (4) Registration Rights Agreement dated as of October 1, 2001 between the Company and David P. Sylvestre, Clifford P. Sylvestre, Edward L. Reynolds, Joanne Sylvestre, Donna M. Sylvestre and Elizabeth D. Reynolds(8)

                  10.13 (10-m) Agreement to Terminate Service Agreement between the Company and Javad Hassan (Executive) dated November 1, 2001(3)

                  10.14 (10-n) Executive Employment Agreement between the Company and Javad Hassan dated November 1, 2001(3)

                  10.15 (10-o) Loan Agreement between Javad Hassan (Executive Borrower) and the Company dated December 30, 2001(3)

                  10.16 Agreement and Plan or Merger for Acquisition of Nex-Link Communications Project Services, LLC (exhibits and schedules thereto omitted) (filed herewith)

                  10.17 Amended and Restated Subordinated Note from AM Broadband Services, Inc. in favor of David P. Sylvestre, Clifford P. Sylvestre, Edward L. Reynolds, Joanne Sylvestre, Donna M. Sylvestre and Elizabeth D. Reynolds (filed herewith)

                  10.18 First Amendment to Stock Purchase Agreement (SRS/EDJ acquisition) (filed herewith)

                  10.19 Employment Agreement with Linda Johnson (filed herewith)

                  10.20 Employment Agreement with Michael N. Johnson (filed herewith)

                  21.      Subsidiaries of the Company (filed herewith)

                  23. Consent of Grant Thorton LLP dated June 28, 2002 (filed herewith)

                  99.1 (99.1) Press Release Announcing Series A Preferred Stock Offering(3)
____________________________
(1) Incorporated by reference to the Exhibit with the number indicated parenthetically in Registrant's Registration Statement on Form S-1, File No. 33-10163.

(2) Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

(3) Incorporated by reference to the Exhibit number indicated in Registrant's Report Form 10-QSB for the fiscal quarter ended December 29, 2001.

(4) Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 3, 1999.

(5) Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1992.

(6) Incorporated by reference to the Exhibit number indicated in Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 30, 1996.

(7) Incorporated by reference to the Exhibit number indicated in Registrant's Report on Form 8-K dated November 9, 1998.

(8) Incorporated by reference to the Exhibit number indicated in the Registrant's Report on Form 8-K dated October 15, 2001.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM COMMUNICATIONS, INC.
(Registrant)


/s/ Javad K. Hassan                            /s/ H. Charles Wilson, III
------------------------                      ----------------------------------
By :  Javad K. Hassan                         H. Charles Wilson, III
Chairman of the Board and                     Corporate Controller and
Principal Executive Officer                   Principal Accounting Officer
Date: June 28, 2002                           Date: June 28, 2002

         In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Javad K.  Hassan                         /s/ Keith D. Schneck
-------------------------------              -----------------------------------
Javad K. Hassan                              Keith D. Schneck
Chairman of the Board and Director           Director
(Principal Executive Officer)
Date: June 28, 2002                          Date:  June 28, 2002


/s/ R. Barry Borden                          /s/ Alvin Hoffman
-------------------------------              -----------------------------------
R. Barry Borden                              Alvin Hoffman
Director                                     Director
Date:  June 28, 2002                         Date:  June 28, 2002


/s/ Lemuel A. Tarshis                        /s/ Jill D. Felix
-------------------------------              -----------------------------------
Lemuel A. Tarshis                            Jill D. Felix
Director                                     Director
Date:  June 28, 2002                         Date:  June 28, 2002

                       Financial Statements and Report of
                    Independent Certified Public Accountants

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


                                 C O N T E N T S



                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2


CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                       F-3

         CONSOLIDATED STATEMENTS OF INCOME                                 F-4

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                    F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-7

               Report of Independent Certified Public Accountants





Board of Directors
AM Communications, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheet of AM Communications, Inc. and Subsidiaries as of March 30, 2002 and March 31, 2001 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AM Communications, Inc. and Subsidiaries as of March 30, 2002 and March 31, 2001, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
June 7, 2002

                    AM Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                                March 30, 2002    March 31, 2001
                                                                                                --------------    --------------
ASSETS
Current assets
Cash                                                                                            $    192,000      $    350,000
Accounts receivable, net of reserves of $1,122,000 in 2002 and $209,000 in 2001                    6,288,000         2,604,000
Due from affiliates                                                                                  157,000            53,000
Inventory                                                                                          2,826,000         2,935,000
Prepaid expenses and other                                                                           348,000           121,000
                                                                                                ------------      ------------
Total current assets                                                                               9,811,000         6,063,000

Equipment and fixtures, net                                                                        1,719,000           267,000
Notes receivable - officer                                                                         1,033,000            30,000
Goodwill                                                                                           3,735,000                 -
Other intangible assets, net                                                                       1,425,000                 -
        Other assets                                                                                 144,000            13,000
                                                                                                ------------      ------------
Total assets                                                                                    $ 17,867,000      $  6,373,000
                                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations                                                    $          -      $      2,000
Current portion of notes payable                                                                     152,000            30,000
Current portion of subordinated note payable                                                         920,000                 -
Bank line of credit                                                                                2,991,000         1,250,000
Accounts payable                                                                                   2,381,000         1,731,000
Accrued expenses                                                                                   1,812,000         1,044,000
Deferred revenue                                                                                     120,000           135,000
Due to affiliates                                                                                    252,000                 -
                                                                                                ------------      ------------

Total current liabilities                                                                          8,628,000         4,192,000
                                                                                                ------------      ------------

Capital lease obligations - long term                                                                      -             1,000
Note payable - long term                                                                             333,000            60,000
Subordinated note payable                                                                          1,610,000                 -
Senior convertible redeemable preferred stock, $100 par value, authorized 1,000,000
shares; issued and outstanding 51,852 shares in 2002 and 19,825 shares in 2001                     1,400,000         1,983,000

Commitments and contingencies
                                                                                                           -                 -

Stockholders' equity
Common stock, $0.10 par value, authorized 100,000,000 shares in 2002 and 2001;
issued and outstanding 56,394,016 shares in 2002 and 43,152,051 shares in 2001                     5,640,000         4,315,000
Capital in excess of par                                                                          36,851,000        33,087,000
Accumulated deficit                                                                              (36,595,000)      (37,265,000)
                                                                                                ------------      ------------

Stockholders' equity                                                                               5,896,000           137,000
                                                                                                ------------      ------------
Total liabilities and stockholders' equity                                                      $ 17,867,000      $  6,373,000
                                                                                                ============      ============

The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             Year ended
                                                                                             ----------
                                                                                   March 30, 2002   March 31, 2001
                                                                                   --------------   --------------
       Revenues                                                                     $ 28,705,000      $15,894,000
                                                                                    ------------      -----------

       Costs and expenses
       Cost of sales                                                                  16,602,000        7,836,000
       Selling, general and administrative                                             7,204,000        3,234,000
       Research and development                                                        3,915,000        3,512,000
                                                                                    ------------      -----------
                                                                                      27,721,000       14,582,000
                                                                                    ------------      -----------
       Operating income (loss)                                                           984,000        1,312,000

       Other expense, net                                                               (500,000)        (136,000)
                                                                                    ------------      -----------

       Income before income taxes                                                        484,000        1,176,000
       Income tax (benefit) provision                                                   (186,000)          12,000
                                                                                    ------------      -----------

       Net income                                                                   $    670,000      $ 1,164,000
                                                                                    ============      ===========

       Basic net income per share                                                   $       0.01      $      0.03

       Diluted net income per share                                                 $       0.01      $      0.02

       Shares used in computation of basic net income per share                       49,824,000       35,456,000
                                                                                    ============      ===========

       Shares used in computation of diluted net income per share                     57,722,000       52,636,000
                                                                                    ============      ===========


The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 years ended March 30, 2002 and March 31, 2001

                                        Common stock
                              --------------------------------             Capital in              Accumulated
                                 Shares               Amount              excess of par              deficit
                              ------------          ----------            -------------           ------------
Balance, April 1, 2000         33,335,090           $3,333,000             $33,288,000            $(38,429,000)

Exercise of incentive stock
options                         1,154,627              116,000                  65,000                       -

Exercise of warrants            7,862,334              786,000                (786,000)                      -

Conversion of convertible
preferred stock                   800,000               80,000                 520,000                       -

Net income for year ended
March 31, 2001                          -                    -                       -               1,164,000
                               ----------           ----------             -----------            ------------

Balance, March 31, 2001        43,152,051            4,315,000              33,087,000             (37,265,000)

Exercise of incentive stock
options                           276,965               28,000                  14,000                       -

Issuance of common stock
for purchase of SRS
Communications                  9,000,000              900,000               1,800,000                       -

Issuance of convertible
preferred stock                         -                    -                                               -

Conversion of convertible
preferred stock                 3,965,000              397,000               1,586,000                       -

Compensation related to
stock purchase right                    -                    -                  83,000                       -
Warrants issued                         -                    -                 281,000                       -

Net income for year ended
March 31, 2002                          -                    -                       -                 670,000
                               ----------           ----------             -----------            ------------

Balance, March 31, 2002        56,394,016           $5,640,000             $36,851,000            $(36,595,000)
                               ==========           ==========             ===========            ============

The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Year ended
                                                                                         ----------
                                                                                 March 30,        March 31,
                                                                                   2002             2001
                                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  670,000       $ 1,164,000
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense                                                                   35,000                 -
Gain on Sale of Equipment                                                               -            (1,000)
Depreciation and Amortization                                                     445,000           169,000
Compensation related to stock purchase rights                                      83,000                 -
Warrants issued                                                                    83,000                 -
Changes in assets and liabilities which provided (used) cash                            -                 -
Accounts receivable                                                              (838,000)         (215,000)
Due from affiliate                                                               (104,000)           (1,000)
Inventory                                                                         109,000        (1,241,000)
Prepaid expenses and other                                                       (340,000)          (30,000)
Accounts payable                                                                  558,000            81,000
Deferred revenue                                                                  (15,000)            9,000
Accrued and other expenses                                                       (176,000)         (105,000)
                                                                               ----------         ---------

Net cash provided by (used in) operating activities                               708,000          (170,000)
                                                                               ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                                                     (1,019,000)         (215,000)
Proceeds from sale of equipment                                                         -             7,000
Note receivable - officer                                                      (1,003,000)                -
Due from affiliate                                                                242,000                 -
Acquisition of business, net of cash acquired                                  (1,191,000)                -
                                                                               ----------         ---------
Net cash used in investing activities                                          (2,971,000)         (208,000)
                                                                               ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank line of credit                                783,000           500,000
Conversion of preferred stock                                                           -          (600,000)
Proceeds from preferred stock                                                   1,400,000

Exercise of stock options                                                               -           781,000
Note payable                                                                      (75,000)                -

                                                                                                    (30,000)
Payments under capital lease obligations                                           (3,000)           (2,000)
                                                                               ----------         ---------
Net cash provided by financing activities                                       2,105,000           649,000
                                                                               ----------         ---------

Net (decrease) increase in cash                                                  (158,000)          271,000

Cash

Beginning                                                                         350,000            79,000
                                                                               ----------         ---------
Ending                                                                         $  192,000        $  350,000
                                                                               ==========        ==========

Interest paid                                                                  $  245,000        $  131,000
                                                                               ==========        ==========

Income taxes paid (refunded)                                                   $  325,000        $        -
                                                                               ==========        ==========

Non-cash financing activities
Equipment purchased under capital lease                                        $        -        $        -
                                                                               ==========        ==========

The accompanying notes are an integral part of these statements

                    AM Communications, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        March 30, 2002 and March 31, 2001

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    1.  Description of Business

    AM Communications, Inc. (AM), a Delaware Corporation, designs, manufactures and markets network monitoring systems which include hardware and software to the broadband communications markets, primarily for cable TV (CATV) systems.

    AM Broadband Services, Inc. (AMBS), a wholly owned subsidiary, provides a range of outside-plant services to CATV operators that include design, installation, certification and maintenance.

    On October 1, 2001, AMBS acquired all the issued and outstanding common stocks of SRS Communications Corporation and EDJ Communications, Inc. immediately after the acquisition of EDJ's operations was merged into SRS. SRS Communications Corp. (SRS) provides services to the television cable and wireless industry. The Company services include installation and maintenance of television lines and wireless systems in the Northeastern and Southeastern parts of the United States of America.

    AMC Services (AMC) was incorporated on January 18, 2002. AMC Services, Inc. is engaged in the business of providing construction services to the cable television and broadband communications industry.

    The Company's operations consist of two business segments: (1) Broadband Product Unit (AM) and, (2) Broadband Services Unit (AMBS, SRS and AMC). The consolidated entities are hereinafter referred to as the Company.

    2.  Fiscal Year

    The Company's fiscal year ends on the Saturday closest to the end of March. The fiscal years ending March 30, 2002 and March 31, 2001 each included 52 weeks.

    3.  Principles of Consolidation

    The consolidated financial statements include the accounts of AM and its wholly owned subsidiaries, AMBS, SRS and AMC. All significant intercompany balances and transactions have been eliminated in consolidation.



                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

    4.  Revenue Recognition

    The Company's Broadband Products Unit derives its revenues principally from sales of its products to the cable TV industry. Revenue is recognized when the product is shipped to customers. The Company's software revenue is recognized in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 and related amendments. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon the shipment of the product. Each component of the Company's products is sold separately and the cost of each component is listed separately in the purchase documentation. Revenue from custom development efforts is recognized as contractual milestones are achieved.

    The Company's Broadband Services Unit derives its revenues from sales of outside-plant services to CATV operators. Revenue is recognized as contracted tasks are completed and billed. Individual contracts are of short duration.

    5.  Inventory

    Manufacturing inventory which is comprised of raw materials, work-in-process and finished goods is valued at the lower of cost (first-in, first-out method) or market.

    6.  Equipment and Fixtures

    Equipment and fixtures are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

    7.  Intangibles

    Intangibles include goodwill, customer relations, covenants not to compete and the costs associated with the acquisition of patents and fees for the successful defense of patents. Customer relationships and covenants-not-to-compete are amortized on a straight-line basis over 10 and 5 years, respectively. Pursuant to SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but evaluated periodically for impairment and charged to operations only in the period of impairment. Patents are being amortized on a straight-line basis, over their estimated useful lives of five years. Costs related to unsuccessful patents or patents relating to products no longer manufactured are written off.

                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

    8.  Advertising

    All advertising costs are expensed as incurred. Advertising expenses for the years ended March 30, 2002 and March 31, 2001 were $127,000 and $193,000, respectively.

    9.  Income Taxes

    The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in years in which temporary differences are expected to be recovered or settled.

    10.  Stock-based Compensation

    The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company accounts for stock-based compensation to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-based Compensation, and related interpretations and standards.

    11.  Impairment of Long-Lived Assets

    The Company accounts for its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company reviews its long-lived assets, including property and equipment, goodwill and customer list, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value. As of March 30, 2002, based on management's evaluation, no write-down of long-lived assets is necessary.

                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

    12.  Comprehensive Income

    The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from the shareholders' equity section of the balance sheet. As of and for the years ended March 30, 2002 and March 31, 2001, the Company did not have accumulated or comprehensive income or loss.

    13.  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    14.  Net Income Per Common Share

    The Company has presented net income per common share pursuant to SFAS No. 128, Earnings Per Share. Basic net income per common share was computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

    15.  Reclassifications

    Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001

NOTE B - INVENTORY

    Inventory consists of the following:

                                                    March 30,        March 31,
                                                      2002             2001
                                                  -----------      ------------

       Raw material                               $ 1,703,000      $  3,355,000
       Work-in-process                                718,000           684,000
       Finished goods                                 505,000           361,000
                                                  -----------      ------------
                                                    2,926,000         4,400,000
       Inventory reserve                             (100,000)       (1,465,000)
                                                  -----------      ------------

       Net inventory                              $ 2,826,000      $  2,935,000
                                                  ===========      ============

    The Company evaluates the inventory reserve annually to reflect product line transitions which have resulted from new product development. The reserve represents management's estimate of excess inventory not usable in new product generations. During fiscal 2002, the Company wrote off approximately $1.3 million of obsolete inventory against the reserves.

NOTE C - EQUIPMENT AND FIXTURES

    Equipment and fixtures consist of the following:

                                                                    Estimated              March 30,        March 31,
                                                                   useful life               2002             2001
                                                                  -------------           ----------        ---------
       Equipment                                                    3-5 years             $ 5,748,000      $ 3,733,000
       Furniture and fixtures                                       3-5 years                 561,000          318,000
       Leasehold improvements                                       2-5 years                 476,000          128,000
                                                                                          -----------      -----------
                                                                                            6,785,000        4,179,000
       Accumulated depreciation and amortization                                           (5,066,000)      (3,912,000)
                                                                                          -----------      -----------

                                                                                          $ 1,719,000      $   267,000
                                                                                          ===========      ===========

    For the years ended March 30, 2002 and March 31, 2001, depreciation and amortization expense was $282,000 and $169,000, respectively.

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001

NOTE D - OTHER INTANGIBLE ASSETS

    In October 2001, AM's wholly owned subsidiary, AM Broadband Services acquired the issued and outstanding common stocks of SRS Communications Corporation and EDJ Communications, Inc. See Acquisitions footnote.

    Included in other intangible assets are the following as of March 30, 2002:

                                                     Life            Amount
                                                 -----------      ------------

       Customer relationships                       10 years      $    550,000
       Covenants-not-to-compete                      5 years         1,000,000
       Patents                                       5 years           459,000
                                                                  ------------
                                                                     2,009,000
       Less accumulated amortization                                  (584,000)
                                                                  ------------

                                                                  $  1,425,000
                                                                  ============

NOTE E - ACCRUED EXPENSES

    Accrued expenses consist of the following items:

                                                    March 30,        March 31,
                                                      2002             2001
                                                  -----------      ------------

       Accrued compensation and commissions       $   789,000      $    315,000
       Accrued rent                                    22,000            89,000
       Accrued real estate taxes                       43,000            45,000
       Warranty reserve                               226,000           226,000
       Accrued professional fees                       64,000            40,000
       Accrued contracted R&D                         202,000           227,000
       Accrued income taxes                           135,000            12,000
       Accrued interest and penalties                 284,000                 -
       Other                                           47,000            90,000
                                                  -----------      ------------

                                                  $ 1,812,000      $  1,044,000
                                                  ===========      ============

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001

NOTE F - OBLIGATIONS UNDER CAPITAL LEASES

    The Company has capital lease agreements for machinery and equipment as follows:

                                                   March 30,        March 31,
                                                     2002             2001
                                                 -----------      ------------

       Capitalized cost                          $     6,000      $      6,000
       Accumulated amortization                       (5,000)           (3,000)
                                                 -----------      ------------

                                                 $     1,000      $      3,000
                                                 ===========      ============

    Amortization expense on assets capitalized under capital lease obligations is included in depreciation and amortization. The lease agreements are secured by the leased property.

NOTE G - DEBT

    1.  Line of Credit

    The Company maintains a working capital line of credit from a commercial bank to provide up to $3,000,000 based on 80% of the value of qualified accounts receivable. Under terms of the agreement, all the Company's assets are pledged and interest is payable at 2% above prime. The line expires September 30, 2002. Current borrowings under the line are $2,991,000. Also, see subsequent event footnote.

    2.  Notes Payable

    Notes payable consist of the following:

                                                                                                       2002           2001
                                                                                                    ----------      ---------
       Note payable to Ben Franklin Technology Center of Southeastern
          Pennsylvania, due in quarterly installments of $7,500, including interest in an amount equal to 3% of the product sales for the immediately preceding quarter until a cumulative amount equal to 50%
          of the loan has been paid                                                                 $   60,000      $   90,000

       Note payable to bank, due in monthly installments of $12,153,  including interest at
          6.750% through October 2005, collateralized by the assets of the Company                     413,000              --

                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


NOTE G - DEBT (CONTINUED)

                                                                                                            2002           2001
                                                                                                         ----------     ----------
       Note payable to bank, due in monthly installments of $579, including
          interest at 5.9% through January 2004, collateralized by a vehicle                                 12,000             --
                                                                                                         ----------     ----------
                                                                                                            485,000         90,000
       Less current maturities                                                                              152,000         30,000
                                                                                                         ----------     ----------

                                                                                                         $  333,000     $   60,000
                                                                                                         ==========     ==========
       Subordinated note payable to executives,  due in quarterly installments of $230,000,
          including interest at 5% through October 2004                                                  $2,530,000     $       --

       Less current maturities                                                                              920,000             --
                                                                                                         ----------     ----------
                                                                                                         $1,610,000     $       --
                                                                                                         ==========     ==========

    Aggregate maturities of total long-term debt are as follows:

       2003                                                                                  $ 1,710,000
       2004                                                                                    1,710,000
       2005                                                                                      805,000
       2006                                                                                       68,000
                                                                                             -----------

                                                                                             $ 3,015,000
                                                                                             ===========

NOTE H - SHAREHOLDERS' EQUITY

    1.  Preferred Stock

    During fiscal year 2002, 19,825 shares of Convertible Preferred Stock, owned by Alvin Hoffman, were converted into 3,965,000 shares of common stock at an exercise price of $0.50 per share.

    During fiscal year 2002, the Company's Board of Directors authorized the Company's investment banker to raise up to $2,000,000 in additional equity financing through a private placement of restricted shares of the Company's Series A Preferred Stock. The Series A Preferred Stock bears a 10% annual cumulative dividend, at a price of $27.00 per share. Each share of the Series A Preferred Stock can be converted into 100 shares of the Company's Common Stock, subject to anti-dilution provisions. Purchasers of each share of the Company's Series A Preferred Stock in this offering is entitled to receive a warrant to purchase up to 25 shares of the Company's Common Stock, at a price of $0.27 per share. These warrants vest immediately and are exercisable for six years from the date of purchase. The shares of the Series A Preferred Stock being sold in this offering is restricted to accredited investors, including, without

                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                       March 30, 2002 and March 31, 2001

    NOTE H - SHAREHOLDERS' EQUITY - Continued

    limitation certain members of the Company's Board of Directors. On January 29, 2002 the Company's Chairman and CEO purchased $1,000,000 of the shares. In February 2002, one of the Company's Board of Directors and a family member each purchased $200,000 of these preferred shares.

    2.  Common Stock

    The Company issued 9,000,000 shares of common stock as part of the acquisition of SRS Communications Corporation and EDJ Communications, Inc. consummated on October 1, 2001.

    In addition to the Senior Convertible Redeemable Preferred Stock, the Company has authorized 974,175 additional shares of Preferred Stock, $0.10 par value, none of which are outstanding as of March 30, 2002.

    3.  Stock Options

    The Company has a stock option plan (the 1999 Plan) for its employees, which was approved by the stockholders in February, 1999. Under this 1999 Plan, either non-qualified options or incentive stock options may be granted to purchase shares of the Company's stock at a price not less than its fair market value on the date of the grant. Options generally become exercisable one-third per year commencing one year after the date of grant and terminating after ten years. The aggregate maximum number of shares for which options may be issued under the 1999 Plan is 15,000,000.

    The Company has previously adopted a 1982 Stock Option Plan and a 1991 Stock Option Plan. Options to acquire 2,225,734 shares of the Company's Common Stock are outstanding under the 1982 Stock Option Plan and the 1991 Stock Option Plan, respectively, and expire ten years after the date of grant. No additional options may be granted under either Plan.

    The following summary shows the aggregate stock option activity expressed in shares for the 1982, 1991, and 1999 Plans:

                                                       Fiscal year ended
                                                 -----------------------------
                                                   March 30,        March 31,
                                                     2002             2001
                                                 -----------      ------------

       Outstanding at beginning of year           10,823,104        11,514,400
       Granted                                     6,845,000         1,953,000
       Terminated                                    (76,734)       (1,487,669)
       Expired                                      (130,000)           (2,000)
       Exercised                                    (276,965)       (1,154,627)
                                                 -----------      ------------


                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


NOTE H - SHAREHOLDERS' EQUITY - Continued

Outstanding at end of year                         17,184,405        10,823,104
                                                  ===========      ============

       Available for grant                           (332,338)        1,402,630
                                                  ===========      ============

       Exercisable at end of year                  10,083,017         6,334,045
                                                  ===========      ============

    Price Range of Options Outstanding at March 30, 2002 - $0.125 - $0.52 (Weighted Average - $0.30) and March 31, 2001 - $0.125 - $0.50 (Weighted Average - $0.24).

    The Company has granted 332,338 options in excess of the maximum number of shares currently approved by the Company's shareholders for issuance under the Company's stock option plans. The grant of these options is expressly conditioned upon approval by the Company's shareholders, at the 2002
    Annual Meeting, of an increase in the number of stock options available for issuance under the 1999 Plan.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                                   Fiscal year ended
                                                                                             -----------------------------
                                                                                               March 30,        March 31,
                                                                                                 2002             2001
                                                                                             -----------      ------------

       Net income                                          As reported                       $   670,000      $  1,164,000
                                                              Pro forma                      $    38,000      $    435,000

       Basic income per share                              As reported                       $      0.01      $       0.03
                                                              Pro forma                      $       -        $       0.01

       Diluted income per share                            As reported                       $      0.01      $       0.02
                                                              Pro forma                      $       -        $       0.01

    The per share weighted-average fair value of stock options granted during fiscal years 2002 and 2001 was $0.38 and $0.50, respectively, on the date of grant calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       Fiscal year ended
                                                 -----------------------------
                                                   March 30,        March 31,
                                                     2002             2001
                                                 -----------      ------------

       Expected life (years)                          7.8              7.8
       Risk-free interest rate                        4.9%             5.6%
       Volatility                                    58.0%           143.7%
       Dividend yield                                 0.0%             0.0%

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


NOTE H - SHAREHOLDERS' EQUITY - Continued

    4.  Warrants

    At March 30, 2002, the following warrants to purchase the Company's common stock were outstanding:

             Issued in                          Expiration                    Exercise                   Number of
            fiscal year                            date                         price                     shares
         ---------------                    ------------------               -----------               ------------

               1996                          July 1, 2004                       $0.74                   2,027,027
               2002                          March 15, 2007                      0.42                     900,000
               2002                          January 25, 2008                    0.27                     925,925
               2002                          February 15, 2008                   0.27                     370,350

    In July 1996, the Company issued warrants to purchase 2,027,027 shares of common stock at $0.74 per share in return for $300,000 cash. These warrants become exercisable in one-third increments per year commencing July 1, 1997 and expire five years after they become exercisable. In March 2002, the Company issued 900,000 warrants to an investment banker for investment advisory services. $281,000 of expense have been recorded in the accompanying financial statements related to this issuance.

    Under the terms of the Strategic Development and Manufacturing Agreement with NeST, the Company elected to issue warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $670,000 of NeST development services charged to earnings for the period of November 1998 through April 3, 1999 and 3,628,316 warrants to purchase the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $1,230,000 owed NeST for services performed from April 4, 1999 through January 1, 2000. During fiscal year 2001, NeST elected to exercise these warrants and received 7,862,334 shares of the Company's common stock.

    In January 2002, the Company issued warrants to purchase 925,925 shares of common stock at $0.27 per share to an investor who purchased $1,000,000 of the Company's Series A Preferred Stock.

    In February 2002, the Company issued warrants to purchase a total of 370,350 shares of common stock at $0.27 per share to two investors who purchased $400,000, in the aggregate, of the Company's Series A Preferred Stock.

    5.  Net Income Per Share

    The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations at March 30, 2002 and March 31, 2001.

                                                  2002               2001
                                              -------------      -------------

       Net income                             $     670,000      $   1,164,000
                                               ============       ============



                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


NOTE H - SHAREHOLDERS' EQUITY - Continued

                                                  2002               2001
                                               -----------        -----------

       Basic shares                             49,824,000         35,456,402
       Convertible preferred stock               2,214,000          3,109,934
       Diluted options and warrants              5,684,000         14,069,402
                                               -----------        -----------

       Diluted shares                           57,722,000         52,635,738
                                               ===========        ===========

       Net income per common share
          Basic                                       0.01               0.03
          Diluted                                     0.01               0.02

NOTE I - INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109.

    The (benefit) provision for income taxes consists of the following:

                                                   Fiscal           Fiscal
                                                    2002             2001
                                                -----------      ------------

       Current income taxes                     $  (186,000)     $     12,000
       Deferred income taxes                      1,144,000         1,455,000
       Change in valuation allowance             (1,144,000)       (1,455,000)
                                                -----------      ------------

       Net                                      $  (186,000)     $     12,000
                                                ===========      ============

    Included in current taxes is $54,000 of state income taxes from prior years that the Company was notified in 2002 as unpaid. The state also assessed interest and penalties of approximately $240,000 on the unpaid taxes. This amount is included in other expenses.

    A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                             Fiscal           Fiscal
                                                              2002             2001
                                                          -----------      ------------
       Federal income tax provision at statutory rate     $   144,000      $    400,000
       State income taxes, net of federal benefit              79,000            86,000

                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


NOTE H - INCOME TAXES - Continued

       Research and development credits                                -           (20,000)
       Permanent differences                                       8,000          (483,000)
       Change in valuation allowance                          (1,144,000)       (1,455,000)
       Expiration of net operating loss carryforwards            727,000         1,364,000
       Expiration of tax credit carryforwards                          -           120,000
                                                               ---------        ----------

       Income tax (benefit) provision                        $  (186,000)     $     12,000
                                                              ==========       ===========

    The components of the net deferred tax asset as of March 30, 2002 and March 31, 2001 are as follows:

                                                  March 30,        March 31,
                                                    2002             2001
                                                -----------      ------------

       Deferred tax items
          Inventory                             $   296,000      $    595,000
          Accrued expenses and reserves             403,000           324,000
          Depreciation and amortization             (87,000)                -
          Net operating loss carryforwards        7,138,000         7,975,000
          Tax credit carryforwards                  743,000           743,000
          Valuation allowance                    (8,493,000)       (9,637,000)
                                                -----------      ------------

          Net deferred tax assets               $         -      $          -
                                                ===========      ============

    The Company has total net operating loss carryforwards available to offset future taxable income of approximately $22 million expiring at various times from 2002 to 2021. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may expire unutilized.

    The Company has a valuation allowance equal to 100% of the deferred tax assets. In assessing the Company's ability to realize deferred income tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized. Several factors such as changes in stock ownership that may restrict the utilization of net operating loss and tax credit carryforwards, and the Company's ability to generate sufficient taxable income in the periods before the net operating loss and tax credit carryforwards expire or the timing differences reverse were considered.

                             AM Communications, Inc.

                        March 30, 2002 and March 31, 2001


NOTE I - RELATED PARTY TRANSACTIONS

    Mr. Javad Hassan is the Chairman of the board of directors (Chairman) of the Company and has ownership interest in several other companies in the United States, India and other parts of the world. Among these companies is NeST group of companies (NeST), including NeST Technologies, Inc. and NeSTronix, Inc., which are U.S.-based technology service entities that provide engineering development services and turn-key manufacturing services primarily through the use of technology resources of staff and electronic manufacturing operations located in India and controlled by the Chairman's brother, Mr. N. Jehangir. NeST provides a substantial portion of the Company's engineering and manufacturing requirements. The Chairman and NeST companies control the voting of 14,391,837 shares of the Company's Common Stock, hold 1,000,000 shares obtained through the exercise of stocks options hold 7,862,334 shares through the exercise of warrants, and hold stock option to purchase 4,000,000 shares of common stock at $0.15 per share.

    o Under the terms of an agreement with NeST (NeST development agreement), the Company has the option to pay for development services either in cash or by the issuance of warrants to purchase AM Common Stock. During fiscal 1999 the Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. The Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of ten million total shares under the NeST Agreement, including the 7,862,334 shares already issued. During years ended March 30, 2002 and March 31, 2001, the Company paid approximately $2,500,000 and $2,200,000, respectively. The Company has negotiated favorable rates with NeST for services performed by both the India-based and U.S.-based employees of NeST. The Company may not be able to obtain the same negotiated rates from outside third parties.

    o Pursuant to a Manufacturing Services Agreement (Manufacturing Agreement) between NeSTronix, Inc. and the Company, NeSTronix agreed to manufacture the Company's products on a turnkey basis commencing on January 2, 2000. The initial term of this Manufacturing Agreement ends on January 2, 2003 and the Manufacturing Agreement is automatically renewable for an additional 18 month period unless either party gives written

                                  (Continued)

                             AM Communications, Inc.

                        March 30, 2002 and March 31, 2001

NOTE I - RELATED PARTY TRANSACTIONS - Continued

         notice to the contrary to the other party at least six months prior to the end of the then current term. The Manufacturing Agreement is also terminable by either party upon 60 days prior written notice upon the default of the other party or the bankruptcy or liquidation of the other party. Nothing in the Manufacturing Agreement precludes the Company from resuming manufacturing itself or transferring manufacturing rights to a third party. The Company retains title to and ownership of all equipment, inventory and intellectual property rights utilized in connection with the manufacture of its products. The Company and NeSTronix jointly agree upon a "bill of materials" price for each product manufactured pursuant to the Manufacturing Agreement. The Company pays NeSTronix for each product manufactured pursuant to the Manufacturing Agreement, an amount equal to the actual cost of all materials utilized to manufacture the product, plus 0.5 times the agreed upon "bill of materials" price for the product. During the years ended March 30, 2002 and March 31, 2001 the Company paid approximately $3,005,000 and $2,400,000, respectively.

    o Pursuant to an agreement, the Chairman agreed to provide a $500,000 line of credit to the Company, with interest payable at 10% and expires on December 31, 2002. No amounts were borrowed under this line since its inception in June 1999.

    o On November 1, 2001, the Company entered into an Employment Agreement with the Chairman. In connection with the execution and delivery of the Employment Agreement, the previous Services Agreement, dated as of October 22, 1998, between Mr. Hassan and the Company was terminated. Under the terms of the Employment Agreement, the Chairman will serve as Chief Executive Officer and Chairman of the Board of Directors of the Company. The term of the Employment Agreement commenced on November 1, 2001 and expires on October 31, 2011. However, the term of the Employment Agreement will automatically renew for successive one year terms unless the Company or the Chairman gives a contrary written notice of termination to the other at least ninety (90) days before the scheduled expiration date of the Employment Agreement. The Employment Agreement provides for the payment of a minimum annual salary of two hundred fifty thousand dollars ($250,000.00) to the Chairman for his services. If the Chairman's employment by the Company is terminated due to disability or by without cause, or if the Chairman resigns for good reason (as such term is defined in the Employment Agreement), the Company is obligated to make severance payments to the Chairman in an amount equal to the then current salary, and to continue in effect all of the employee benefits, for a period equal to the lesser of (a) two
         (2) years following the date of employment termination, or (b) the remaining term of the Employment Agreement.

                             AM Communications, Inc.

                        March 30, 2002 and March 31, 2001

NOTE I - RELATED PARTY TRANSACTIONS - Continued


         In addition to his base salary, the Chairman is entitled to receive an annual bonus in an amount equal to 60% of his annual salary if the Company meets the annual financial performance objectives established by the Board of Directors for such year, and an annual bonus in an amount equal to 120% of his annual salary if the Company exceeds the annual financial performance objectives established by the Board of Directors for such year by at least 30%. Mr. Hassan is also entitled to participate in, or enjoy the benefit of, any other fringe benefits or prerequisites applicable to the Company's other executive officers.

    o The Company entered into a Stock Purchase Rights Agreement, dated as of December 30, 2001, with its Chairman and Chief Executive Officer, (the Company Stock Purchase Rights Agreement). Under the terms of the Company Stock Purchase Rights Agreement, the Chairman has irrevocably agreed to purchase, and the Company has irrevocably agreed to sell, six million (6,000,000) shares of the Company's common stock, at a price of thirty-eight cents ($0.38) per share, upon the first to occur of one of the following events:

         (1) the Company enters into a definitive agreement to be acquired or to sell substantially all of its assets;

         (2) the one-hundred and eightieth (180th) day following the Company's completion of a subsequent public offering of shares of its common stock; and

         (3) the Chairman's termination as Chairman of the Company's Board of Directors and CEO.

    o On November 30, 2001, the Chairman entered into an amendment to his Voting Trust and Share Price Participation Agreement with the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 pursuant to which the Chairman will no longer share in the appreciation of AM's stock price from the proceeds of any sale by the Trust. Simultaneously, the Chairman entered into a Stock Purchase Rights Agreement with the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 (the Hoffman Stock Purchase Rights Agreement). Under the terms of the Hoffman Stock Purchase Rights Agreement, the Chairman has irrevocably agreed to purchase, and the Alvin Hoffman, Revocable Trust U/A/D 2/28/96 has irrevocably agreed to sell, seven million one-hundred ninety-five thousand nine-hundred nineteen (7,195,919) shares of the Company's common stock, at a price of ten cents ($0.10) per share, upon the first to occur of one of the following events:

         (1)      the Company enters into a definitive agreement to be acquired;



                                   (Continued)

                             AM Communications, Inc.

                        March 30, 2002 and March 31, 2001




NOTE I - RELATED PARTY TRANSACTIONS - Continued

         (2) the one-hundred and eightieth (180th) day following the Company's completion of a subsequent public offering of shares of its Class A common stock; and

         (3)      the death of Alvin Hoffman; and

         (4) the Chairman's termination as Chairman of the Company's Board of Directors.

         In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock Based Compensation and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The Company recorded $83,000 of compensation expense during the year ended March 30, 2002.

    o On December 31, 2001, the Company entered into a loan agreement with its Chairman. Under this agreement, the Company may loan the Chairman up to $2,000,000 for the sole purpose of assisting him in exercising his stock purchase rights. No loans were made or outstanding as of and for the year ended March 30, 2002.

    o On January 15, 2002 the Company loaned an officer of AMC $1,000,000 evidenced by a note. The note has a due date of April 1, 2005 and bears interest at 5% per year. The repayments require the officer to pay interest in quarterly installments beginning July 1, 2002 and the principal and any remaining interest is due in full on April 1, 2005.

    o Under a consulting agreement with Mr. Lemuel A. Tarshis, a director of the Company, the Company incurred expenses of $75,000 and $59,000 during fiscal 2002 and 2001, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

    The Company leases certain equipment and facilities under short-term leases. Rental expense charged to operations for fiscal years 2002 and 2001 was $1,079,000 and $312,000, respectively. The Company had leased its corporate headquarters on a month-to-month basis for $34,500 per month. Subsequent to March 30, 2002, the Company purchased the property. See subsequent events footnote.

                             AM Communications, Inc.

                        March 30, 2002 and March 31, 2001


Future minimum lease commitments under the facility leases are:

       2003                                                 $ 1,284,000
       2004                                                   1,162,000
       2005                                                   1,006,000
       2006                                                     719,000
       2007                                                     262,000
                                                            -----------

                                                            $ 4,433,000
                                                            ===========

    From time-to-time the Company is involved in certain legal actions arising in the ordinary course of business. In management's opinion, based on the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company's future financial position or results of operations.

NOTE K - BUSINESS, MAJOR CUSTOMERS, AND CREDIT RISK

    The Company operates in two business segments that manufactures and supplies products and services to the broadband telecommunications and the cable TV industries. The majority of the Company's revenues and accounts receivable relate to customers in these industries.

    The Company's Broadband Products Unit maintains key strategic Original Equipment Manufacturing (OEM) relationships with Motorola, Philips, Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers.

    The Company's Broadband Services Unit primarily generates its revenue through the sale of services to Multiple System Operations (MSO).

    Three MSO customers contributed more than 10% of the Company's total revenues in the fiscal year ended March 30, 2002 - 38%, 15% and 14%, respectively. In fiscal 2001, two OEM customers contributed 27% and 22%, respectively, of the Company's total revenues for the fiscal year.

NOTE L - OPERATIONS BY BUSINESS SEGMENT

    The Company has identified the following two business segments:

    The Broadband Products Unit (Products) which manufactures and markets network monitoring systems, which include hardware and software sold to the broadband communications market, primarily for cable TV (CATV) systems.

                             AM Communications, Inc.

                        March 30, 2002 and March 31, 2001


The Broadband Services Unit (Services), provides a range of outside-plant services to CATV operators which include design, installation, certification, and maintenance.

    Summarized financial information related to the Company's business segments for the years ended March 30, 2002 and March 31, 2001 are shown below.

                                                                          Products           Services        Consolidated
                                                                       -------------      -------------      -------------
       Year ended March 30, 2002
          Net sales                                                    $  18,131,000      $  10,574,000      $  28,705,000
          Interest income                                                      3,000                 --              3,000
          Interest expense                                                   189,000             79,000            268,000
          Depreciation and amortization                                      179,000            266,000            445,000
          Income tax (benefit) expense                                        54,000           (240,000)          (186,000)
          Capital expenditures                                               570,000            449,000          1,019,000
          Operating income (loss)                                          1,627,000           (643,000)           984,000

          Total assets as of March 30, 2002                               14,148,000          3,411,000         17,559,000

       Year ended March 31, 2001
          Net sales                                                       15,106,000            788,000         15,894,000
          Interest income                                                      2,000                 --              2,000
          Interest expense                                                   140,000                 --            140,000
          Depreciation and amortization                                      168,000              1,000            169,000
          Income tax (benefit) expense                                            --             12,000             12,000
          Capital expenditures                                               203,000             12,000            215,000
          Operating income                                                 1,096,000            216,000          1,312,000

          Total assets as of March 31, 2001                                5,711,000            662,000          6,373,000

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. For the Company, these statements will generally become effective after March 30, 2002, although business combinations initiated after June 30, 2001 are subject to the non-amortization and purchase accounting provisions.

    SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted SFAS No. 141 on July 1, 2001. The provisions of SFAS No. 141 were applied to the SRS acquisition in October 2001. See the acquisition footnote.

    SFAS No. 142 stipulates that goodwill and other intangible assets with indefinite lives are no longer subject to amortization, but must be evaluated periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than the fair value. Separable intangible assets that are not deemed to have indefinite life will be amortized over their useful lives.

    The Company had no recorded goodwill and intangibles with indefinite lives recorded prior to the acquisition recorded on October 1, 2001. The Company has applied the non-amortization and purchase accounting provisions of SFAS Nos. 141 and 142 to the SRS acquisition.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, development and (or) the normal operation of long-lived



                                   (Continued)

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001




NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS - Continued

    assets, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, it removes goodwill from its impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

NOTE N - SUBSEQUENT EVENTS

    o In May 2002, the Company purchased the property where its corporate headquarters is located for $2,565,000. The Company obtained a $1,923,750, 15-year mortgage with a five year balloon payment. The mortgage bears interest at prime plus 2%.

    o Subsequent to March 30, 2002, the Company obtained a commitment, subject to terms and conditions, from a bank for a total of $10,700,000 credit facility, collateralized by substantially all assets of the Company, consisting of:

         1.  Revolving Credit Loans

         Seven Million Five Hundred Thousand Dollars ($7,500,000) maximum revolving credit; or up to eighty-five percent (85%) of the face amount (less maximum discounts, credits and allowances in the ordinary course of business) of the eligible accounts (as defined). The revolving credit loans bear interest, at the Company's option, at either (a) a base rate AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


NOTE N - SUBSEQUENT EVENTS - Continued equal to the prime rate of the bank plus 0.50% or (b) at the LIBOR rate (as defined) plus 2.75%.

         2.  Letters of Credit

         Standby letters of credit, provided that the aggregate undrawn face amount of such letters of credit are not in excess of, at any one time, $1,000,000. In addition to the normal charges for letters of credit, the Company is subject to an annual 3% administrative fee of the face amount of the letters of credit payable monthly. The letters of credit will be automatically reduced, dollar for dollar, for the amount that may be borrowed as revolving credit loans under the revolving credit. The letters of credit will expire no later than one year from issuance or ten days prior to the end of the contract term.

         3.  Term Loans

         (a) A $500,000 discretionary machinery and equipment acquisition line. Advances are limited to 80% of the net invoice cost, cannot be less than $100,000 and will be permitted only during the first two years following the closing date; (b) a $2,200,000, three-year term loan with a balloon payment payable upon the earlier to occur of the termination of the credit facility or the expiration of the initial contract term. These two term loans bear interest, at the Company's option, at either
         (i) the prime rate in effect plus 0.75% or (ii) the LIBOR rate plus 3%; and (c) up to a $500,000 two year loan with an annual excess cash flow recapture provision of 50%, as defined. Interest rate for this loan is at the prime rate plus 2%.

         The proceeds of the loan may be used to refinance the existing debt and for working capital needs.

    o During June 2002 the Company entered into a merger agreement (subject to a number of contingencies) with Nex-Link Communication Project Services, LLC, a privately held company located in Ft. Lauderdale, Florida. Nex-Link Communications is engaged in the business of design, engineering, construction and installation of broadband networks throughout the United States. Under the terms of the proposed merger, Nex-Link will become a wholly owned subsidiary of AMBS and operate under the name "AM Nex-Link Communications, Inc". The merger contemplates a payment of approximately $4.59 million to Nex-Link's principals. Such consideration will consist of approximately $1 million in cash; a promissory note in the amount of $1 million payable over three years bearing interest at 5% per year; and seven million restricted shares of AM. Management is currently evaluating the assets and liabilities to be acquired and the resulting goodwill and intangibles, if any.

                    AM Communications, Inc. and Subsidiaries

                        March 30, 2002 and March 31, 2001


     NOTE N - SUBSEQUENT EVENTS - Continued

    o The Company entered into a three year employment agreement with an officer with an automatic two year extension. The employment agreement has a base salary of $250,000; commissions based on AMC achieving certain pre-set financial performance objectives; stock options and other fringe benefits; vehicle allowance and a retention bonus of $500,000 payable in two equal installments of $250,000 on July 1, 2002 and 2003. If the officer's employment with the Company is terminated for any reason before the expiration of the initial term of three years, the officer will be responsible for the reimbursement to the Company of that portion of the retention bonus that is proportionate to the remainder of the initial term at the time of termination.

NOTE O - ACQUISITION

    On October 1, 2001, AM Communications' wholly-owned subsidiary, AM Broadband Services, Inc. acquired all the issued and outstanding common stock of SRS Communications Corporation and EDJ Communications, Inc. These companies provided services to the television cable and wireless industry, including installation and maintenance of television lines and wireless systems in the Northeastern and Southeastern parts of the United States.

    The transaction provided for the payment of $1,150,000 in cash to the Sellers in weekly installments following the close of the stock acquisition. Each installment is to equal the cash collection of the Sellers' accounts receivable existing as of October 1, 2001, continuing until the total amount of such installments equals $1,150,000. The Company also issued a $3,000,000 subordinated promissory note to the Sellers. The note bears interest at the rate of 5% per annum. The outstanding principal balance of the note and all accrued interest is payable in twelve consecutive quarterly payments, payable on the first day of each quarter, commencing on January 1, 2002. The Company also issued 9,000,000 shares of its common stock to the Sellers at closing valued at $0.30 per share which was the closing price of AM Communication's stock on October 1, 2001, with an aggregate value of $2,700,000. The transaction has been accounted for under the purchase method of accounting. Excess cost over fair value of net assets acquired of approximately $5,376,000, has been recorded on the balance sheet. The Company obtained third-party valuations of the acquired intangible assets and allocated $550,000 to customer relations and $1,000,000 to covenants not to compete and are included in other intangible assets in the accompanying balance sheet. The company also recorded $127,500 to goodwill during the year ended March 31, 2002.

    During the fourth quarter of 2002, the Company re-negotiated the purchase price with the Sellers based upon the fact that certain receivables purchased were not collectible. The Company reduced and adjusted $220,000 of the purchase price and the related payable to the Sellers and the intangibles.