Form 10KSB/A
period 2002-03-30
AM COMMUNICATIONS INC
filed 2002-07-16
CIK 318580

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-KSB/A
                                 Amendment No. 1

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 30, 2002
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ___________ to ___________

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                      23-1922958
--------------------------------            ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1900 AM Drive, Quakertown, Pennsylvania               18951-2107
-----------------------------------------              ----------
(Address of principal executive offices)               (Zip Code)

Issuer's Telephone Number:  (215) 538-8700
                            --------------

Securities Registered Under Section 12(b) of the Act:

    Title of Each Class                             Name of Each Exchange
                                                     on Which Registered
           None                                             None
----------------------------                     -----------------------------

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
Yes  X      No
   -----      ------

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

         The Consolidated Statements of Cash Flow for the years ended March 30, 2002 and March 31, 2001 contained in Part 7 of the Registrant's Report on Form 10-KSB for the year ended March 30, 2002 contains certain typographical errors. Filed with this Amendment No. 1 is a true and correct copy of said Consolidated Statements of Cash Flow.



                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AM COMMUNICATIONS, INC.
     (Registrant)


/s/ Javad K. Hassan                                 /s/ H. Charles Wilson, III
---------------------                               ----------------------------
By :  Javad K. Hassan                               H. Charles Wilson, III
Chairman of the Board                               Chief Accounting Officer

Dated: July 16, 2002

                    AM Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Year ended
                                                                                         ----------
                                                                                 March 30,        March 31,
                                                                                   2002             2001
                                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  670,000       $ 1,164,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
Bad debt expense                                                                   35,000                 -
Gain on Sale of Equipment                                                               -            (1,000)
Depreciation and Amortization                                                     445,000           169,000
Compensation related to stock purchase rights                                      83,000                 -
Warrants issued                                                                   281,000                 -
Changes in assets and liabilities which provided (used) cash                            -                 -
  Accounts receivable                                                            (838,000)         (215,000)
  Due from affiliate                                                             (104,000)           (1,000)
  Inventory                                                                       109,000        (1,241,000)
  Prepaid expenses and other                                                     (340,000)          (30,000)
  Accounts payable                                                                558,000            81,000
  Deferred revenue                                                                (15,000)            9,000
  Accrued and other expenses                                                     (176,000)         (105,000)
                                                                               ----------         ---------

Net cash provided by (used in) operating activities                               708,000          (170,000)
                                                                               ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                                                     (1,019,000)         (215,000)
Proceeds from sale of equipment                                                         -             7,000
Note receivable - officer                                                      (1,003,000)                -
Due from affiliate                                                                242,000                 -
Acquisition of business, net of cash acquired                                  (1,191,000)                -
                                                                               ----------         ---------
Net cash used in investing activities                                          (2,971,000)         (208,000)
                                                                               ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under bank line of credit                                783,000           500,000
Conversion of preferred stock                                                           -          (600,000)
Proceeds from preferred stock                                                   1,400,000

Exercise of stock options                                                               -           781,000
Note payable                                                                      (75,000)                -

                                                                                                    (30,000)
Payments under capital lease obligations                                           (3,000)           (2,000)
                                                                               ----------         ---------
Net cash provided by financing activities                                       2,105,000           649,000
                                                                               ----------         ---------

Net (decrease) increase in cash                                                  (158,000)          271,000

Cash

Beginning                                                                         350,000            79,000
                                                                               ----------         ---------
Ending                                                                         $  192,000        $  350,000
                                                                               ==========        ==========

Interest paid                                                                  $  245,000        $  131,000
                                                                               ==========        ==========

Income taxes paid                                                              $  325,000        $        -
                                                                               ==========        ==========

Non-cash financing activities
Equipment purchased under capital lease                                        $        -        $        -
                                                                               ==========        ==========

The accompanying notes are an integral part of these statements