Form 10QSB
period 2002-06-29
AM COMMUNICATIONS INC
filed 2002-08-19
CIK 318580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

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

                                 (215) 538-8700
                    -----------------------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---

On August 7, 2002 there were 63,394,016 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                               ---    ---

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED JUNE 29, 2002

                                      INDEX


PART I.    FINANCIAL INFORMATION                                       PAGE NO.

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets - June 29 (Unaudited) and
           March 30, 2002                                                 3

           Consolidated Statements of Operations - Quarter Ended
           June 29, 2002 and June 30, 2001 (Unaudited)                    4

           Consolidated Statements of Cash Flows -- Quarter Ended
           June 29, 2002 and June 30, 2001 (Unaudited)                    5

           Notes to Consolidated Financial Statements                   6 - 12

Item 2.    Management's Discussion and Analysis of Operations          13 - 22



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                            23 - 27

Item. 1 Financial Statements

                    AM Communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 29,         March 30,
                                                                                                2002             2002
                                                                                            ------------    ------------
ASSETS
Current assets
  Cash                                                                                      $    228,000    $    192,000
  Accounts receivable, net of reserves of $730,000 and $1,122,000, respectively                5,710,000       6,288,000
  Due from affiliates                                                                            411,000         157,000
  Inventory                                                                                    2,571,000       2,826,000
  Prepaid expenses and other                                                                     667,000         348,000
                                                                                            ------------    ------------
    Total current assets                                                                       9,587,000       9,811,000


Property and equipment, net                                                                    4,460,000       1,719,000
Notes receivable - officers                                                                    1,033,000       1,033,000
Goodwill                                                                                       3,735,000       3,735,000
Other intangible assets, net                                                                   1,347,000       1,425,000
Other assets                                                                                     160,000         144,000
                                                                                            ------------    ------------
    Total assets                                                                            $ 20,322,000    $ 17,867,000
                                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
  Current portion of mortgage and notes payable                                             $    285,000    $    152,000
  Current portion of subordinated note payable                                                   920,000         920,000
  Bank line of credit                                                                          2,991,000       2,991,000
  Accounts payable                                                                             2,898,000       2,381,000
  Accrued expenses                                                                             1,518,000       1,812,000
  Deferred revenue                                                                               104,000         120,000
  Due to affiliates                                                                              976,000         252,000
                                                                                            ------------    ------------
    Total current liabilities                                                                  9,692,000       8,628,000
                                                                                            ------------    ------------


Mortgage and notes payable - long term                                                         2,075,000         333,000
Subordinated note payable                                                                      1,380,000       1,610,000
Senior convertible redeemable preferred stock, $100 par value, authorized 1,000,000
  shares; issued and outstanding 51,852 shares at June 29 and March 30, 2002                   1,400,000       1,400,000

Commitments and contingencies                                                                          -               -


Stockholders' equity
  Common stock, $0.10 par value, authorized 100,000,000 shares at June 29 and
     March 30, 2002, issued and outstanding 56,494,016 at June 29 and March 30, 2002           5,640,000       5,640,000
Capital in excess of par                                                                      36,902,000      36,851,000
Accumulated deficit                                                                          (36,767,000)    (36,595,000)
                                                                                            ------------    ------------
    Stockholders' equity                                                                       5,775,000       5,896,000
                                                                                            ------------    ------------
Total liabilities and stockholders' equity                                                  $ 20,322,000    $ 17,867,000
                                                                                            ============    ============


           The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Quarter ended
                                                                      ----------------------------
                                                                        June 29,        June 30,
                                                                          2002            2001
                                                                      ------------    ------------

Revenues                                                              $  9,739,000    $  4,026,000
                                                                      ------------    ------------
Costs and expenses
Cost of sales                                                            6,060,000       1,895,000
Selling, general and administrative                                      2,739,000         899,000
Research and development                                                 1,016,000         917,000
                                                                      ------------    ------------
                                                                         9,815,000       3,711,000
                                                                      ------------    ------------

Operating income (loss)                                                    (76,000)        315,000

Other expense, net                                                         (96,000)        (37,000)
                                                                      ------------    ------------
Income (loss) before income taxes                                         (172,000)        278,000
Income tax (benefit) provision                                                --             9,000
                                                                      ------------    ------------

Net income (loss)                                                     $   (172,000)   $    269,000
                                                                      ============    ============
Basic net income (loss) per share                                     $       --      $       0.01

Diluted net income (loss) per share                                   $       --      $       0.01

Shares used in computation of basic net income (loss) per share         56,394,000      43,365,000
                                                                      ============    ============
Shares used in computation of diluted net income (loss) per share       56,394,000      51,070,000
                                                                      ============    ============


        The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Quarter ended
                                                                                               --------------------------
                                                                                                 June 29,       June 30,
                                                                                                   2002           2001
                                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                            $  (172,000)   $   269,000
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities
    Bad debt expense                                                                               325,000           --
    Depreciation and amortization                                                                  252,000         37,000
    Compensation related to stock purchase rights                                                   51,000           --
    Changes in assets and liabilities which provided (used) cash:
     Accounts receivable                                                                           253,000       (425,000)
     Due from affiliates                                                                          (254,000)      (147,000)
     Inventory                                                                                     255,000        120,000
     Prepaid expenses and other                                                                   (335,000)       (51,000)
     Accounts payable                                                                              517,000        (76,000)
     Deferred revenue                                                                              (16,000)          --
     Advances                                                                                         --          (56,000)
     Due to affiliates                                                                             724,000           --
     Accrued and other expenses                                                                   (294,000)       245,000
                                                                                               -----------    -----------
          Net cash provided by (used in) operating activities
                                                                                                 1,306,000        (84,000)
                                                                                               -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                                                    (2,915,000)       (15,000)
                                                                                               -----------    -----------
         Net cash used in investing activities                                                  (2,915,000)       (15,000)
                                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage                                                                         1,924,000           --
  Exercise of stock options                                                                           --           40,000
  Payment on mortgage and notes payable                                                            (49,000)        (7,000)
  Payment on subordinated note payable                                                            (230,000)          --
  Payments under capital lease obligations                                                            --           (1,000)
                                                                                               -----------    -----------

          Net cash provided by financing activities                                              1,645,000         32,000
                                                                                               -----------    -----------

          Net increase (decrease)  in cash                                                          36,000        (67,000)

Cash
  Beginning                                                                                        192,000        350,000
                                                                                               -----------    -----------

  Ending                                                                                       $   228,000    $   283,000
                                                                                               ===========    ===========

Interest paid                                                                                  $   113,000    $    42,000
                                                                                               ===========    ===========

Income taxes paid                                                                              $      --      $      --
                                                                                               ===========    ===========

           The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 As of June 29, 2002 and for the Quarters Ended
                         June 29, 2002 and June 30, 2001





1. The accompanying interim consolidated financial statements should be read in conjunction with AM Communications, Inc.'s ("Company") annual consolidated financial statements and notes thereto included in AM Communications, Inc.'s Annual Report on Form 10-KSB for fiscal 2002 ended March 30, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The accompanying unaudited financial information as of June 29, 2002 and June 30, 2001 and for the three months ended June 29, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States. The Consolidated Balance Sheet as of June 29, 2002 and the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarters ended June 29, 2002 and June 30, 2001 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Operating results for the quarter ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ended March 29, 2003.

         Consistent with the Company's plan to expand its Broadband Service Business Unit, the Company's wholly owned subsidiary, AM Broadband Services, Inc. acquired all the issued and outstanding common stock of SRS Communications Corporation and EDJ Communications, Inc. on October 1, 2001. These companies provide services to the television cable and wireless industry, their services include installation and maintenance of television lines and wireless systems in the Northeastern and Southeastern parts of the United States. Both of these companies are Connecticut corporations and are, collectively, herein referred to as the "Sellers". The transaction provides for the payment of $1,150,000 in cash to the Sellers in weekly installments following the close of the stock acquisition. Each installment is to equal the cash collection of the Sellers' accounts receivable existing as of October 1, 2001 continuing until the total amount of such installments equals $1,150,000. This obligation owed by the Company to the Sellers has been satisfied in full. The Company also issued a $3,000,000 subordinated promissory note to the Sellers. The note bears interest at the rate of 5% per annum. The outstanding principal balance of the note and all accrued interest is payable in twelve consecutive quarterly payments, payable on the first day of each quarter, commencing on January 1, 2002. The Company also issued 9,000,000 shares of its common stock to the Sellers at closing, valued at $.30 per share, which was the closing price of AM Communication's stock on October 1, 2001, with an aggregate value of $2,700,000. The transaction has been accounted for under the purchase method of accounting. Immediately following the completion of the acquisition of the Stock, AM Broadband Services caused EDJ to be merged with and into SRS pursuant to the applicable provisions of Connecticut law (the "Merger"). Immediately upon the effectiveness of the Merger, EDJ ceased to exist as a separate legal entity and SRS, as the surviving corporation, succeeded to all of EDJ's rights and property, and became subject to all of EDJ's debts and liabilities, by operation of law. As a result of the Merger, SRS is now the sole subsidiary of Broadband. During the fourth quarter of fiscal 2002, the Company renegotiated the purchase price for this acquisition with the Sellers, based upon the fact that certain receivables purchased by the Company from the Sellers were not collectible. As a result of such subsequent negotiations, the purchase price payable by the Company and the outstanding principal balance of the note delivered to the Sellers were adjusted and reduced by $220,000.

         The following unaudited pro forma data summarizes the results of operations as if the above-mentioned acquisition had been completed as of the beginning of the periods presented. The pro forma information is based on the historical financial statements of the Company and the acquired companies after giving effect to the acquisition using the purchase method of accounting. The pro forma data gives effect to the actual operating results prior to the acquisition and adjustments to interest expense, income taxes and common shares outstanding. No effect has been given to cost reductions or operating synergies in the presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                                  Quarter
                                                                  Ended
                                                                  June 30, 2001
                                                                  -------------
         (In thousands, except per share data)

         Total revenue                                            $7,509,000
         Income before extraordinary items,
                  accounting change and taxes                        657,000
         Net income                                                  418,000
         Earnings per common share
                  Basic                                                  .01
                  Diluted                                                .01

2. The consolidated financial statements include the accounts of AM Communications, Inc. and its wholly owned subsidiaries, AM Broadband Services, Inc., SRS Communications Corporation and AMC Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. AM Nex-Link Communications, Inc. (formerly known as Nex-Link Acquisition Corp.), a Delaware corporation, was formed as a wholly-owned Subsidiary of AM Broadband Services, Inc. to complete the acquisition of Nex-Link Communication Project Services, LLC. This acquisition was completed on July 1, 2002. AM Nex-Link Communications, Inc. had no activity during the quarter ended June 29, 2002.

3. The Company's Broadband Products Unit derives its revenues principally from sales of its products to the cable TV industry. Revenue is recognized when the product is shipped to customers. The Company's software revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon shipment of the product. Each component of the Company's products is sold separately and the cost of each component is listed separately in the purchase documentation. Revenue from custom development efforts is recognized as contractual milestones are achieved.

         The Company's Broadband Services Unit derives its revenues from sales of outside-plant services to CATV operators. Revenue is recognized as contracted tasks are completed and billed. Individual contract are of short duration.

                                              June 29,              March 30,
                                                2002                  2002
                                              ---------             ---------

         Inventory comprises of:

             Raw material                     $1,416,000            $1,703,000
             Work in process                     821,000               718,000
             Finished goods                      434,000               505,000
                                              ----------            ----------
                                               2,671,000             2,926,000
         Inventory reserves                     (100,000)             (100,000)
                                              ----------            ----------

             Net inventory                    $2,571,000            $2,826,000
                                              ==========            ==========

                                               June 29,              March 30,
                                                 2002                  2002
                                              ---------             ----------

4.    Accrued expenses comprises of:

         Accrued compensation and
             commission                       $  647,000            $  789,000
         Accrued contracted research and
             development                              --               202,000
         Accrued interest and penalties          283,000               284,000
         Accrued rent                             22,000                22,000
         Accrued real estate taxes                39,000                43,000
         Accrued reserve                         226,000               226,000
         Accrued professional fees                15,000                64,000
         Accrued trade show costs                 12,000                    --
         Accrued income taxes                    116,000               135,000
         Other                                   158,000                47,000
                                              ----------            ----------
                                              $1,518,000            $1,812,000
                                              ==========            ==========


5.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Javad Hassan is the Chairman of the board of directors ("Chairman") of the Company and has ownership interest in several other companies in the United States, India and other parts of the world. Among these companies is NeST group of companies (NeST), including NeST Technologies, Inc. and NeSTronix, Inc., which are U.S.-based technology service entities that provide engineering development services and turn-key manufacturing services primarily through the use of technology resources of staff and electronic manufacturing operations located in India and controlled by the Chairman's brother, Mr. N. Jehangir. NeST provides a substantial portion of the Company's engineering and manufacturing requirements.

         Mr. Hassan, the NeST companies and their respective affiliates collectively control the voting of 23,254,171 shares of the Company's Common Stock.

         Under the terms of an agreement with NeST (the "NeST Development Agreement"), the Company has the option to pay for development services performed by NeST either in cash or by the issuance of warrants to purchase AM Common Stock. During fiscal 1999, the Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of ten million total shares under the NeST Development Agreement, including the 7,862,334 shares already issued. During the first quarter of fiscal 2003 and first quarter of fiscal 2002, the Company paid $765,000 and $593,000 respectively, to NeST for development services. The Company has negotiated favorable rates with NeST for services performed by both the India-based and U.S.-based employees of NeST. The Company may not be able to obtain the same negotiated rates from outside third parties.

         Pursuant to a Manufacturing Services Agreement between NeSTronix, Inc. and the Company (the "Manufacturing Agreement"), NeSTronix agreed to manufacture the Company's products on a turn-key basis commencing on January 2, 2000. The initial term of this Manufacturing Agreement ends on January 2, 2003 and the Manufacturing Agreement is automatically renewable for an additional 18-month period unless either party gives written notice to the contrary to the other party at least six months prior to the end of the then current term. The Manufacturing Agreement is also terminable by either party upon 60 days prior written notice upon the default of the other party or the bankruptcy or liquidation of the other party. Nothing in the Manufacturing Agreement precludes the Company from resuming manufacturing itself or transferring manufacturing rights to a third party. The Company retains title to and ownership of all equipment, inventory and intellectual property rights utilized in connection with the manufacture of its products. The Company and NeSTronix jointly agree upon a "bill of materials" price for each product manufactured pursuant to the Manufacturing Agreement. The Company pays to NeSTronix for each product manufactured pursuant to the Manufacturing Agreement, an amount equal to the actual cost of all materials utilized to manufacture the product, plus 0.5 times the agreed upon "bill of materials" price for the product. During the first quarter of fiscal 2003 and the first quarter of fiscal 2002, the Company paid $849,000 and $736,000, respectively, for services provided pursuant to the Manufacturing Agreement.

         The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During the first quarter of fiscal 2003 and first quarter of fiscal 2002, the Company charged fees totaling $58,000 and $258,000, respectively, for such services.

6. The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

                                                            Quarters Ended
                                                     -----------------------------
                                                      June 29,            June 30,
                                                        2002                2001
                                                     ------------      -----------
          Net Income (Loss)                          $  (172,000)      $   269,000
                                                     ===========       ===========
            Basic shares                              56,394,000        43,365,000
            Convertible preferred stock                5,185,000         2,644,000
            Diluted options and warrants               5,194,000         5,060,000
                                                     -----------       -----------
            Diluted shares                            66,773,000        51,070,000
                                                     ===========       ===========
         Net income (loss) per common share:
            Basic                                            Nil              0.01
            Diluted                                          Nil              0.01

         Net income (loss) per share-basic for the quarter ended June 29, 2002 and June 30, 2001 is based on the weighted average number of shares of common stock outstanding. Net income per share-diluted for the quarter ended June 30, 2001 reflects the potential dilution that could occur if stock options and warrants were exercised. Net loss per share-diluted for the quarter ended June 29, 2002 does not reflect the potential dilution that could occur if stock options and warrants were exercised since the effect would be anti-dilutive.

7.       Supplemental cash flow and comprehensive income is as follows:

         Cash paid during the period:
                                                      Quarters Ended
                                              ---------------------------------
                                               June 29, 2002      June 30, 2001
                                              --------------      -------------
         Interest                                $113,000            $ 42,000
         Taxes                                         --                  --

         There was no comprehensive income for the periods presented.

8.       OPERATIONS BY BUSINESS SEGMENT


         The Company has identified the following two business segments:

         The Broadband Products Unit (Products) manufactures and markets network monitoring systems, which include hardware and software sold to the broadband communications market, primarily for cable TV (CATV) systems.

         The Broadband Services Unit (Services) provides a range of outside-plant services to CATV operators which include fulfillment, engineering and construction services.

         Summarized financial information related to the Company's business segments for the quarters ended June 29, 2002 and June 30, 2001 are shown below:

                                                          Products               Services            Consolidated
                                                      ---------------         --------------       --------------
     Quarter ended June 29, 2002
     ---------------------------
           Net sales                                   $    4,982,000         $   4,757,000         $   9,739,000
           Interest income                                      1,000                     -                 1,000
           Interest expense                                    77,000                35,000               112,000
           Depreciation and amortization                       87,000               165,000               252,000
           Income tax expense                                       -                     -                     -
           Capital expenditures                             2,861,000                56,000             2,917,000
           Operating income (loss)                            455,000              (531,000)              (76,000)

           Total assets as of June 29, 2002                 9,647,000            10,675,000            20,322,000


     Quarter ended June 30, 2001
     ---------------------------
           Net sales                                   $    3,795,000         $     231,000         $   4,026,000
           Interest income                                          -                     -                     0
           Interest expense                                    36,000                     -                36,000
           Depreciation and amortization                       37,000                     -                37,000
           Income tax expense                                   9,000                     -                 9,000
           Capital expenditures                                 9,000                 6,000                15,000
           Operating income (loss)                            346,000               (31,000)              315,000

           Total assets as of June 30, 2001                 6,478,000               309,000             6,787,000



9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. For the Company, these statements became effective after March 30, 2002.

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

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, development and (or) the normal operation of long-lived assets, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15,2002 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, it removes goodwill from its impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB

         Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years. The adoption of this statement did not have a significant impact on the Company's financial position.

10.  Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     The provision for taxes on income consisted of:

                                                                           Quarter Ended
                                                                           -------------
                                                                     June 29,            June 30,
                                                                        2002               2001
                                                                  --------------       ------------
     Current Income Taxes                                         $        --          $       --
     Deferred Income Taxes                                              (33,000)           114,000
     Change in Valuation Allowance                                       33,000           (105,000)
                                                                  -------------        ------------
     Net                                                          $          --        $     9,000
                                                                  =============        ===========

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                                             Quarter Ended
                                                                             -------------
                                                                      June 29,            June 30,
                                                                        2002                2001
                                                                 ------------------  ---------------
     Federal Income Tax Provision (Benefit) at
        Statutory Rate                                            $     (58,000)       $    91,000
     State Income Taxes, Net of Federal Benefit                         (11,000)            18,000
     Research and Development Credits                                        --             (5,000)
     Permanent Differences                                                1,000              1,000
     Change in Valuation Allowance                                       33,000            105,000
     Other                                                              (35,000)             9,000
                                                                  --------------     -------------
     Income Tax Provision                                         $          --        $       --
                                                                  ==============     =============

     The components of the net deferred tax asset as of June 29 and March 30 were as follows:

                                                                      June 29,             March 30,
                                                                        2002                 2002
                                                                 -----------------   ---------------
     Deferred Tax Items:
       Inventory                                                 $       25,000        $    296,000
       Accrued Expenses and Reserves                                    517,000             403,000
       Depreciation and Amortization                                    (83,000)            (87,000)
          Net Operating Loss Carryforwards                            7,324,000           7,138,000
       Tax Credit Carryforwards                                         743,000             743,000
       Valuation Allowance                                           (8,526,000)         (8,493,000)
                                                                 ----------------    ---------------
       Net Deferred Tax Assets                                   $           --        $         --
                                                                 ================    ===============

       The Company has total net operating loss carryforwards available to offset future taxable income of approximately $23 million expiring at various times from 2003 to 2022. Due to certain statutory limitations under Internal Revenue Code, a portion of such carryforwards may expire unutilized.

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

11.      SUBSEQUENT EVENTS

         On August 14, 2002, subsequent to the end of the first quarter of fiscal 2003, the Company entered into a $10,700,000 asset-based credit facility with LaSalle Business Credit, Inc., as agent for Standard Federal Bank National Association (the "Bank"), collateralized by all assets of the Company. The credit facility consists of the following:


         1.       Revolving Credit Loan Facility

                  A revolving credit loan facility having a maximum availability equal to the lesser of (a) Seven Million Five Hundred Thousand Dollars ($7,500,000); and (b) eighty-five percent (85%) of the Company's eligible accounts (as defined in the loan documents). The revolving credit loans bear interest, at the Company's option, at either (i) a base rate equal to the prime rate of the Bank plus 0.50% or (ii) at the LIBOR rate plus 2.75%.

         2.       Letters of Credit

                  The ability for the Company to obtain standby letters of credit, provided that the aggregate undrawn face amount of such letters of credit is not in excess of, at any one time, $1,000,000. In addition to the normal charges for letters of credit, the Company is subject to an annual 3% administrative fee of the face amount of the letters of credit, which fee is payable monthly. The outstanding letters of credit will automatically reduce, dollar for dollar, the amount that may be borrowed by the Company as revolving credit loans under the revolving credit facility.

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

                           (these two term loans bear interest, at the Company's option, at either (i) the Bank's prime rate as in effect from time to time plus 0.75% or (ii) the LIBOR rate plus 3%); and

                  (c) Up to a $500,000 two year term loan, with an annual excess cash flow recapture provision of 50%. The interest rate for this loan is the Bank's prime rate as in effect from time to time plus 2%.

         The proceeds of these credit facilities will be used by the Company to refinance all of its existing bank debt and for working capital needs associated with the Company's growth.

         On July 1, 2002, the Company completed the acquisition of all of the assets and business of Nex-Link Communication Project Services, LLC, a Florida limited liability company ("Nex-Link"). The transaction was completed as a merger (the "Merger") in which Nex-Link was merged with and into a wholly-owned Delaware corporate subsidiary of Broadband, Nex-Link Acquisition Corp. (the "Acquisition Subsidiary"), which was formed for the sole purpose of completing the Merger. As a result of the completion of the Merger on July 1, 2002, Nex-Link became a wholly-owned corporate subsidiary of Broadband. Simultaneously with the completion of the Merger, the Acquisition Subsidiary changed its name and is currently operating under the name "AM Nex-Link Communications, Inc."

         As a result of the Merger, the four members of Nex-Link (the "Members") received, in the aggregate, the following consideration:

                  (a) $1,000,000.00 in cash, to be paid by the Acquisition Subsidiary to the Members in weekly installments following the closing for the Merger held on July 1, 2002 (the "Closing"), each in an amount equal to that portion of the Acquisition Subsidiary's accounts receivable (the "Nex-Link Receivables") collected during the applicable week, and continuing until the total of such installments equals $1,000,000.00. The Company will use funds received as payments on the Nex-Link Receivables to make the aforementioned weekly installment payments to the Members.

                  (b) $1,000,000.00 in the form of a subordinated promissory note (the "Subsidiary Note") delivered by the Acquisition Subsidiary to the Members at the Closing. The Subsidiary Note bears interest at the rate of five percent (5%) per annum. The outstanding principal balance of the Subsidiary Note, and all interest accrued thereon, is repayable in three (3) equal, consecutive annual payments, payable on the first, second and third anniversaries of the date of the Closing. The Company anticipates that internal funds of the Acquisition Subsidiary will be utilized to make all payments due under the Subsidiary Note.

                  (c) 7,000,000 restricted shares of Common Stock of the Company, par value $.10 per share, were delivered by Acquisition Subsidiary to the Members at the Closing. These shares had a value of approximately $1,995,000.00 (based on the closing price of the Company's common stock on the date of the Closing).

         In connection with the Merger, the Acquisition Subsidiary and the Members agreed to restructure certain indebtedness owed to the Members by Nex-Link in the principal amount of $300,000.00. As evidence of such restructuring, the Acquisition Subsidiary executed and delivered to the Members at the Closing a subordinated promissory note (the "Company Note"), in the original principal amount of $300,000.00, which bears interest at the rate of five percent (5%) per annum. The outstanding principal balance of the Company
Note is payable in three (3) equal annual installments in the amount of $100,000.00 each, on the first, second and third anniversaries of the date of the Closing. Accrued interest on the Company Note is payable in quarterly installments, commencing on October 1, 2002.

         The consideration payable by the Acquisition Subsidiary to the Members, as evidenced by the Subsidiary Note, and any amounts due under the Company Note, will be reduced on a dollar-for-dollar basis if and to the extent that the aggregate Net Book Value of Nex-Link (defined as the book value of Nex-Link's assets minus the book value of Nex-Link's liabilities), as of the Closing, is less than $200,000.00. The Aggregate Net Book Value of Nex-Link as of the Closing shall be determined by Broadband within sixty (60) days of the Closing pursuant to the procedures set forth in the Agreement and Plan of Merger entered into between Broadband, Acquisition Subsidiary, Nex-Link and the Members dated as of June 3, 2002 (the "Merger Agreement").

         The consideration payable by Acquisition Subsidiary to the Members, as evidenced by the Subsidiary Note, and any amounts due under the Company Note, will be further reduced on a dollar-for-dollar basis if and to the extent that any of Nex-Link's account receivables outstanding as of the date of the Closing remains outstanding and uncollected on the one hundred twentieth (120th) day following the date of the Closing.

Item 2. Management's Discussion and Analysis of Operations

Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in this Quarterly Report on Form 10-QSB, along with statements in other reports filed by the Company with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs of the Company concerning future events. Such statements must be qualified by important factors that could cause actual results to differ materially from those achieved in the past or those expected by the Company. Those factors which specifically relate to the Company's business include: a history of operating losses (including a significant reduction in revenue in fiscal 1999), rapid technological change along with the need to continually develop new products and gain market acceptance, dependence on a relatively small total available market size, competition, dependence on key employees, dependence on a small number of large customers, whose demand for Company products are subject to substantial changes from year to year, dependence on certain suppliers, and reliance on Network Systems and Technologies (P) Ltd. ("NeST"), and NeST-related companies, for engineering and manufacturing services with respect to the Company's products unit.

         The following discussion should be read in conjunction with the Company's Form 10-KSB for its 2002 fiscal year ended March 30, 2002.

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

         (c) In January 2002, AMBS formed AMC Services, Inc. in order to provide construction services to the cable television and broadband communications industries.

         The formation of both of the new divisions of AMBS required significant capital and employee-related expenditures to start and were built by procuring the services of highly experienced, industry professionals with strong reputations.

         On June 3, 2002, subsequent to the end of the 2002 fiscal year, the Company entered into a definitive merger agreement with Nex-Link Communication Project Services, LLC. On July 3, 2002, the Company announced the completion of the merger with an effective date of July 1, 2002. Management of the Company believes that the acquisition of this entity, as a result of the merger, will add significant depth to AMBS's ability to provide engineering, design, construction, and installation services to owners of broadband communications networks.

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

         The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition:

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

Inventory

         Manufacturing inventory, which is comprised of raw materials, work-in-process and finished goods, is valued at the lower of cost (first-in, first-out method) or market.

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

         The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In some cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternatives would not produce a materially different result. See the Company's audited Consolidated Financial Statements and Notes thereto contained in the Company's Form 10-KSB for its 2002 fiscal year ended March 30, 2002 that contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Results of Operations
Quarter 1 Fiscal 2003 vs. 2002


                                              Quarter 1           Quarter 1
                                             Fiscal 2003         Fiscal 2002
                                             -----------         -----------

Revenues                                        100.0%               100.0%

Cost of Sales                                     62.2                47.1
Selling, General and Administrative               28.1                22.3
Research and Development                          10.5                22.8

Operating Income (Loss)                           (0.8)                7.8
Other Expense                                     (1.0)               (0.9)
                                                ------               -----

Income (Loss) Before Income Taxes                 (1.8)                6.9
Income Tax (Benefit) Provision                      --                (0.2)
                                                ------               -----

Net Income (Loss)                                 (1.8)%               6.7%
                                                ======               =====

Revenues

         Total revenues were $9.7 million for the first quarter of fiscal 2003 compared to $4.0 million for the first quarter of fiscal 2002. The increase in revenues in fiscal 2003 from fiscal 2002 is primarily due to growth in the Company's Broadband Services Unit. This growth is attributable to the acquisition of SRS Communications Corp./EDJ Communications, Inc., which together contributed $3.7 million in revenue during the first quarter of fiscal 2003. The remaining increase in revenues is due to the Company's Broadband Products Unit expanding its direct global sales and marketing efforts, and sales made pursuant to its multi-year agreement with Charter Communications.

         The Company's Broadband Products Unit maintains key strategic OEM (original equipment manufacturer) relationships with Motorola, Philips, Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers. The Broadband Products Unit's revenue from OEMs and foreign distributors was 11% of its revenue for the first quarter of fiscal 2003, compared to 61% of its revenue for the first quarter of fiscal 2002. A greater portion of the Product Unit's revenue is coming from MSOs (multiple system operators) and other direct end-user customers as a result of its expanded direct global sales and marketing efforts and its multi-year agreement with Charter Communications.

         The Company's Broadband Services Unit primarily generates its revenue through the sale of fulfillment, engineering and construction services to MSOs.

         Three MSO customers contributed more than 10% of the Company's total revenues in the first quarter of fiscal 2003 - 39%, 22% and 14%, respectively. In first quarter of fiscal 2002, one OEM customer contributed 17% of the Company's total revenues.

         Sales to foreign customers represented less than 5% of total revenues for the first quarter of fiscal 2003. For the first quarter of fiscal 2002, sales to foreign customers represented 22% of total revenues. Four customers contributed 10%, 6%, 4% and 2%, respectively, of these sales.

         As the purchase of the Company's products and services is generally associated with a customer's capital upgrade, expansion or marketing programs, contribution levels of individual customers can be subject to wide fluctuations from year to year.

         Software revenues totaled $306,000 in the first quarter of fiscal 2003, compared to $321,000 in the first quarter of fiscal 2002. All software development costs are charged to research and development when incurred.

         There were no development revenues in the first quarter of fiscal 2003, compared to $68,000 in the first quarter of fiscal 2002. Development revenues primarily relate to OEM development efforts, which are recognized when defined milestones are reached.

         Backlog for the Company's Broadband Products Unit was $4.6 million as of June 29, 2002, compared to $1.8 million as of June 30, 2001. One MSO customer accounted for 58% of the total backlog as of June 29, 2002. The backlog has increased to $5.3 million as of August 5, 2002. The Company's Broadband Services Unit has multi-year master contracts with MSO(s) that currently generate approximately $650,000 in weekly billings.

Cost of Sales

         Cost of sales includes all manufacturing costs of the Company's Broadband Products Unit's hardware products and the job costs of the Company's Broadband Services Unit's services. Total cost of sales represented 62.2% of total revenues in the first quarter of fiscal 2003 compared to 47.1% in the first quarter of fiscal 2002. The increase in total cost of sales as a percentage of total revenues in the first quarter of fiscal 2003 is due to a much larger percentage of the Company's total revenues coming from the Broadband Services Unit. These revenues carry a lower gross margin.

         Gross margin for the Broadband Products Unit was 54.4% for the first quarter of 2003, compared to 55.0% for the first quarter of fiscal 2002. The Broadband Products Unit's gross margin is generally dependent on customer mix and product mix.

         Gross margin for the Broadband Services Unit was 20.4% for the first quarter of fiscal 2003, compared to 18.7% for the first quarter of fiscal 2002. The Broadband Services Unit's gross margin is dependent upon the mix of fulfillment, engineering and construction services.

Selling, General and Administrative

         Selling, general and administrative expenses were $2.7 million in the first quarter of fiscal 2003, compared to $899,000 in the first quarter of fiscal 2002. Selling expenses increased from fiscal 2002 as the result of the Company's Broadband Products Unit expanding its direct global sales and marketing efforts. Additionally, selling expenses increased due to higher sales commissions associated with a greater percentage of revenues coming from MSO(s) and other direct-end user customers.

         General and administrative costs also increased to support the Company's new Broadband Services Unit and its increased business levels, including the acquisition of SRS Communications Corporation/EDJ Communications, Inc. Compared to first quarter of fiscal 2002, the Company has in place additional personnel and infrastructure that it believes will support growth to an annual revenue level of over $45 million. Selling, general and administrative expenses are expected to increase in fiscal 2003, but such expenses are expected to decline as a percentage of revenue.

         Included in general and administrative costs in the first quarter of fiscal 2003, is a $325,000 charge related to the Company's outstanding receivables from Adelphia Communications Corporation, which filed for bankruptcy protection in June. Additionally in the first quarter of fiscal 2003, the Company incurred $113,000 in start-up expenses related to the Broadband Services Unit's plan to offer training services.

Research and Development

         Research and development expense totaled $1.0 million in the first quarter of fiscal 2003, compared to $917,000 in the first quarter of fiscal 2002. The Company continued to spend a significant amount on research and development during the first quarter of fiscal 2003, including expenditures related to its major development efforts to upgrade and expand its software and hardware products. The Company expects research and development spending to increase in fiscal 2003 in response to increased customer demand for more advanced systems and software, but anticipates that such expenses will decline as a percentage of revenue.

Operating Income

         The Company had an operating loss of $76,000 in the first quarter of fiscal 2003, compared to operating income of $315,000 in the first quarter of fiscal 2002. The operating loss is primarily due to the increased general and administrative costs in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The Company has in place additional personnel and infrastructure that it believes will support growth to an annual revenue level of over $45 million. Included in general and administrative costs in the first quarter of fiscal 2003, is a $325,000 charge related to the Company's outstanding receivables from Adelphia Communications Corporation, which filed for bankruptcy protection in June, 2002. Additionally in the first quarter of fiscal 2003, the Company incurred $113,000 in start-up expenses related to the Broadband Services Unit's plan to offer training services.

Interest and Other Expense

         The Company had interest and other expense of $96,000 in the first quarter of fiscal 2003, compared to $37,000 in the first quarter of fiscal 2002. In both fiscal 2003 and 2002 this consists primarily of interest expense on the Company's debt obligations.

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

                         OPERATIONS BY BUSINESS SEGMENT


         The Company has identified the following two business segments:

         The Broadband Products Unit (Products) manufactures and markets network monitoring systems, which include hardware and software sold to the broadband communications market, primarily for cable TV (CATV) systems.

         The Broadband Services Unit (Services) provides a range of outside-plant services to CATV operators which include fulfillment, engineering and construction services.

         Summarized financial information related to the Company's business segments for the quarters ended June 29, 2002 and June 30, 2001 are shown below:

                                                          Products               Services            Consolidated
                                                      ---------------         --------------       --------------
     Quarter ended June 29, 2002
     ---------------------------
           Net sales                                   $    4,982,000         $   4,757,000         $   9,739,000
           Interest income                                      1,000                     -                 1,000
           Interest expense                                    77,000                35,000               112,000
           Depreciation and amortization                       87,000               165,000               252,000
           Income tax expense                                       -                     -                     -
           Capital expenditures                             2,861,000                56,000             2,917,000
           Operating income (loss)                            455,000              (531,000)              (76,000)

           Total assets as of June 29, 2002                 9,647,000            10,675,000            20,322,000


     Quarter ended June 30, 2001
     ---------------------------
           Net sales                                   $    3,795,000         $     231,000         $   4,026,000
           Interest income                                          -                     -                     0
           Interest expense                                    36,000                     -                36,000
           Depreciation and amortization                       37,000                     -                37,000
           Income tax expense                                   9,000                     -                 9,000
           Capital expenditures                                 9,000                 6,000                15,000
           Operating income (loss)                            346,000               (31,000)              315,000

           Total assets as of June 30, 2001                 6,478,000               309,000             6,787,000


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

Liquidity and Capital Resources

         In the first quarter of fiscal 2003, the Company generated net cash of $36,000 compared to consuming net cash of $67,000 in the first quarter of fiscal 2002.

         Net cash generated by operating activities was $1,306,000 in the first quarter of fiscal 2003 versus net cash consumed of $84,000 in the first quarter of fiscal 2002. Despite the operating loss for the first quarter of fiscal 2003, cash flow from operations was positive due to non-cash expenses for depreciation and amortization and for bad debt reserves. Also contributing to the positive cash flow from operations in the first quarter of 2003 were reductions in accounts receivable ($253,000) and inventory ($255,000) and increases in accounts payable ($517,000) and in due to affiliates ($724,000) for manufacturing and engineering services.

         Net cash used in investing activities was $2,915,000 in the first quarter of fiscal 2003 versus $15,000 in the first quarter of fiscal 2002. This is due to increase in capital expenditures in the first quarter of fiscal 2003 which included $2.6 million associated with the purchase of the Company's corporate headquarters and $163,000 for the purchase of a new trade show booth.

         Cash flow from financing activities was $1,645,000 in the first quarter of fiscal 2003 versus $32,000 in the first quarter of fiscal 2002. The major sources of cash in the first quarter of fiscal 2003 were mortgage proceeds of $1.9 million. Debt payments during the first quarter of fiscal 2003 were $230,000 on subordinated notes payable and $49,000 on notes and mortgage payable.

         During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter, until a cumulative amount equal to 50% of the loan has been repaid. The outstanding loan balance as of June 29, 2002 was $53,000.

         The Company maintains a working capital line of credit from a commercial bank to provide up to $3,000,000 based on 80% of the value of qualified accounts receivable. Under the terms of the loan documents for such financing, all of the Company's assets, including without limitation all of the outstanding shares of the Company's subsidiaries, are pledged to the lender and interest is payable at 2% above prime. The line expires on September 30, 2002. Current borrowings under the line are $2,991,000. Subsequent to June 29, 2002, the Company's credit facility with the commercial bank was amended to increase the Company's maximum availability under the working capital line of credit facility to $4,000,000.

         On May 10, 2002, the Company purchased the property where its corporate headquarters is located for $2,565,000. The Company obtained a $1,923,750, 15-year mortgage loan, with a five year balloon payment. The mortgage bears interest at prime plus 2%.

         In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2002. No amounts were borrowed under this line during fiscal 2002 or fiscal 2001.

         Under the terms of the NeST development agreement, the Company has the option to pay for NeST development services either in cash or by the issuance of warrants to purchase AM Common Stock. The Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $.01 per share, in lieu of payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $.01 per share, in lieu of payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants, up to a limit of 10 million total shares, under the NeST agreement. The Company has negotiated favorable rates with NeST for services performed by both the India-based and U.S.-based employees of NeST. The Company may not be able to obtain the same negotiated rates from outside third parties.

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

         Capital expenditures totaled $2,915,000 in the first quarter of fiscal 2003 and $15,000 in the first quarter of fiscal 2002. In both the first quarter of fiscal 2002 and fiscal 2003, these expenditures included computer equipment, software, manufacturing assembly/test equipment, test lab equipment, office furniture/fixtures, vehicles, facility improvements and service technician equipment. In addition, in the first quarter of fiscal 2003, these expenditures also included $2.6 million associated with the purchase of the Company's corporate headquarters and $163,000 for the purchase of a new trade show booth. The increase in capital expenditures in the first quarter of fiscal 2003 is also due to the growth of the Company's Broadband Services Unit.

         The Company was in default, as of June 29, 2002, of certain covenants contained in its loan documents with ComericaBank. However, prior to ComericaBank taking action with respect to any of such defaults, the Company refinanced all of its obligations owed to ComericaBank.

         On August 14, 2002, subsequent to the end of the first quarter of fiscal 2003, the Company entered into a $10,700,000 asset-based credit facility with LaSalle Business Credit, Inc., as agent for Standard Federal Bank National Association (the "Bank"), collateralized by all assets of the Company. The credit facility consists of the following:

         1.       Revolving Credit Loan Facility

                  A revolving credit loan facility having a maximum availability equal to the lesser of (a) Seven Million Five Hundred Thousand Dollars ($7,500,000); and (b) eighty-five percent (85%) of the Company's eligible accounts (as defined in the loan documents). The revolving credit loans bear interest, at the Company's option, at either (i) a base rate equal to the prime rate of the Bank plus 0.50% or (ii) at the LIBOR rate plus 2.75%.

         2.       Letters of Credit

                  The ability for the Company to obtain standby letters of credit, provided that the aggregate undrawn face amount of such letters of credit is not in excess of, at any one time, $1,000,000. In addition to the normal charges for letters of credit, the Company is subject to an annual 3% administrative fee of the face amount of the letters of credit, which fee is payable monthly. The outstanding letters of credit will automatically reduce, dollar for dollar, the amount that may be borrowed by the Company as revolving credit loans under the revolving credit facility.

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

                           (these two term loans bear interest, at the Company's option, at either (i) the Bank's prime rate as in effect from time to time plus 0.75% or (ii) the LIBOR rate plus 3%); and

                  (c) Up to a $500,000 two year term loan, with an annual excess cash flow recapture provision of 50%. The interest rate for this loan is the Bank's prime rate as in effect from time to time plus 2%.

         The proceeds of these credit facilities will be used by the Company to refinance all of its existing bank debt and for working capital needs associated with the Company's growth.

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

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

      (a)     (1) Exhibits

                  3.1   (3.1) Restated Certificate of Incorporation of
                        Registrant(1)

                  3.2 (3.1) Certificate of Amendment to Certificate of Incorporation of Registrant(2)

                  3.3 (3.3) Certificate of Designation for Series A Preferred Stock dated January 23, 2002(9)

                  3.4.  (3.2) Amended By-Laws of Registrant(1)

                  4.1 (4.1) Specimen of Common Stock Certificate, par value $.10 per share(1)

                  4.2.  (4.2) Series A Common Stock Purchase Warrant(9)

                  4.3 (4.3) Amended and Restated Warrant issued to Scientific-Atlanta(9)

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

                  10.2 (10-b) Joint Development Agreement between AM and Scientific-Atlanta dated May 1996(6)

                  10.3 (10-c) Distribution Agreement and Manufacturing License dated June 14, 1996(6)

                  10.4  (10-d) Registration Rights Agreement dated June 17,
                        1996(6)

                  10.5  (10-e) Warrant Agreement dated June 17, 1996(6)

                  10.6  (10-f) 1999 Stock Option Plan(4)

                  10.7 Loan and Security Agreement dated as August 14, 2002 between the Company, its direct and indirect subsidiaries and LaSalle Business Credit, Inc., as agent for Standard Federal Bank National Association, as lender (filed herewith)

                  10.8 (10-i) Consulting Services Agreement between the Company and NeST(7)

                  10.9 (10.1)Manufacturing Services Agreement between the Company and NeSTronix(4)

                  10.10 (10.10) Common Stock Purchase Warrant issued to Investec
                        PMG Capital(9)

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

                  10.14 (10-n) Executive Employment Agreement between the
                        Company and Javad Hassan dated November 1, 2001(3)

                  10.15 (10-o) Loan Agreement between Javad Hassan (Executive
                        Borrower) and the Company dated December 30, 2001(3)

                  10.16 (10-16) Agreement and Plan or Merger for Acquisition of
                        Nex-Link Communications Project Services, LLC(9)

                  10.17 Amended and Restated Subordinated Note from AM Broadband
                        Services, Inc. in favor of David P. Sylvestre, Clifford
                        P. Sylvestre, Edward L. Reynolds, Joanne Sylvestre, Donna M. Sylvestre and Elizabeth D. Reynolds (filed herewith)

                  10.18 (10.18) First Amendment to Stock Purchase Agreement
                        (SRS/EDJ acquisition) (9)

                  10.19 (10.19) Employment Agreement with Linda Johnson(9)

                  10.20 (10.20) Employment Agreement with Michael N. Johnson(9)


                  10.21 Employment Agreement with Scott Lochhead (filed
                        herewith)

                  10.22 Employment Agreement with Steven L.M. Nickel (filed
                        herewith)

                  10.23 Amended and Restated Subordinated Promissory Note from
                        AM Nex-Link Communications, Inc. to 1401077 Ontario, Ltd., 1418294 Ontario, Ltd., Steven Nickel, and Scott Lochhead (filed herewith)

                  10.24 Amended and Restated Subordinated Promissory Note from
                        AM Nex-Link Communications, Inc. to 1401077 Ontario, Ltd., 1418294 Ontario, Ltd., Steven Nickel, and Scott Lochhead (filed herewith)

                  21.   Subsidiaries of the Company (filed herewith)

                  99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code (filed herewith)

                  99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code (filed herewith)


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

(9) Incorporated by reference to the Exhibit number indicated in the Registrant's Report on Form 10-KSB for the fiscal year ended March 30, 2002

(b)      Reports on Form 8-K.
         -------------------

         The Company filed a report on Form 8-K on July 16, 2002 regarding the completion of the acquisition of all of the assets and business of Nex-Link Communication Project Services, LLC, a Florida limited liability company ("Nex-Link"). The transaction was completed as a merger (the "Merger") in which Nex-Link was merged with and into a wholly-owned Delaware corporate subsidiary of Broadband, Nex-Link Acquisition Corp. (the "Acquisition Subsidiary"), which was formed for the sole purpose of completing the Merger. As a result of the completion of the Merger on July 1, 2002, Nex-Link became a wholly-owned corporate subsidiary of Broadband. Simultaneously with the completion of the Merger, the Acquisition Subsidiary changed its name and is currently operating under the name "AM Nex-Link Communications, Inc."

         As a result of the Merger, the four members of Nex-Link (the "Members") received, in the aggregate, the following consideration:

                  (a) $1,000,000.00 in cash, to be paid by the Acquisition Subsidiary to the Members in weekly installments following the closing for the Merger held on July 1, 2002 (the "Closing"), each in an amount equal to that portion of the Acquisition Subsidiary's accounts receivable (the "Nex-Link Receivables") collected during the applicable week, and continuing until the total of such installments equals $1,000,000.00. The Registrant will use funds received as payments on the Nex-Link Receivables to make the aforementioned weekly installment payments to the Members.

                  (b) $1,000,000.00 in the form of a subordinated promissory note (the "Subsidiary Note") delivered by the Acquisition Subsidiary to the Members at the Closing. The Subsidiary Note bears interest at the rate of five percent (5%) per annum. The outstanding principal balance of the Subsidiary Note, and all interest accrued thereon, is repayable in three (3) equal, consecutive annual payments, payable on the first, second and third anniversaries of the date of the Closing. The Registrant anticipates that internal funds of the Acquisition Subsidiary will be utilized to make all payments due under the Subsidiary Note.

                  (c) 7,000,000 restricted shares of Common Stock of the Registrant, par value $.10 per share, were delivered by Acquisition Subsidiary to the Members at the Closing. These shares had a value of approximately $1,995,000.00 (based on the closing price of the Registrant's common stock on the date of the Closing).

         In connection with the Merger, the Acquisition Subsidiary and the Members agreed to restructure certain indebtedness owed to the members by Nex-Link in the principal amount of $300,000.00. As evidence of such restructuring, the Acquisition Subsidiary executed and delivered to the Members at the Closing a subordinated promissory note (the "Company Note"), in the original principal amount of $300,000.00, which bears interest at the rate of five percent (5%) per annum. The outstanding principal balance of the Company
Note is payable in three (3) equal annual installments in the amount of $100,000.00 each, on the first, second and third anniversaries of the date of the Closing. Accrued interest on the Company Note is payable in quarterly installments, commencing on October 1, 2002.

         The consideration payable by the Acquisition Subsidiary to the Members, as evidenced by the Subsidiary Note, and any amounts due under the Company Note, will be reduced on a dollar-for-dollar basis if and to the extent that the aggregate Net Book Value of Nex-Link (defined as the book value of Nex-Link's assets minus the book value of Nex-Link's liabilities), as of the Closing, is less than $200,000.00. The Aggregate Net Book Value of Nex-Link as of the Closing shall be determined by Broadband within sixty (60) days of the Closing pursuant to the procedures set forth in the Agreement and Plan of Merger entered into between Broadband, Acquisition Subsidiary, Nex-Link and the Members dated as of June 3, 2002 (the "Merger Agreement").

         The consideration payable by Acquisition Subsidiary to the Members, as evidenced by the Subsidiary Note, and any amounts due under the Company Note, will be further reduced on a dollar-for-dollar basis if and to the extent that any of Nex-Link's account receivables outstanding as of the date of the Closing remains outstanding and uncollected on the one hundred twentieth (120th) day following the date of the Closing.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AM COMMUNICATIONS, INC.
                                    (Registrant)


Date:    August 19, 2002            By:  /s/ H. Charles Wilson, III
                                       ------------------------------------
                                       H. Charles Wilson, III, Chief Financial
                                       Officer and Authorized Representative
                                       of the Registrant