Form 10QSB
period 2002-09-28
AM COMMUNICATIONS INC
filed 2002-11-18
CIK 318580

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856
                         ------

                             AM COMMUNICATIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                   23-1922958
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1900 AM Drive, Quakertown, PA                                18951-2237
---------------------------------------                      ----------
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

On November 8, 2002 there were 63,419,016 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                               ---    ---

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 28, 2002

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                           PAGE NO.
-----------------------------------                                                           --------
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - September 28, 2002 (Unaudited)
              and March 30, 2002                                                                 3

              Consolidated Statements of Operations - Quarter and Six Months
              Ended September 28, 2002 and September 29, 2001 (Unaudited)                        4

              Consolidated Statements of Cash Flows -- Quarter and six Months
              Ended September 28, 2002 and September 29, 2001 (Unaudited) 5

              Notes to Consolidated Financial Statements                                         6 - xx

Item 2.       Management's Discussion and Analysis of Operations                                 xx - xx

Item 3        Controls and Procedures                                                            xx - xx



PART II.      OTHER INFORMATION
-------------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                   xx - xx

Item. 1 Financial Statements


                    AM Communications, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                            September 28,
                                                                                2002              March 30,
                                                                            (Unaudited)             2002
                                                                            ------------         -----------
ASSETS

Current assets
  Cash                                                                         $ 194,000         $   192,000
  Accounts receivable, net of reserves of $1,067,000 at
    September 28 and $992,000 at March 30, 2002                               10,125,000           6,288,000
  Due from affiliates                                                            256,000             157,000
  Inventory                                                                    2,392,000           2,826,000
  Prepaid expenses and other                                                     924,000             348,000
                                                                             -----------         -----------
    Total current assets                                                      13,891,000           9,811,000

Property and equipment, net                                                    4,781,000           1,719,000
Notes receivable - officers                                                    1,283,000           1,033,000
Goodwill                                                                       8,002,000           3,735,000
Other intangible assets, net                                                   1,269,000           1,425,000
Other assets                                                                     254,000             144,000
                                                                             -----------         -----------
    Total assets                                                             $29,480,000         $17,867,000
                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
  Current portion of mortgage and notes payable                              $   459,000         $   152,000
  Current portion of subordinated note payable                                 1,353,000             920,000
  Bank line of credit                                                          7,450,000           2,991,000
  Accounts payable                                                             2,954,000           2,381,000
  Accrued expenses                                                             1,798,000           1,812,000
  Deferred revenue                                                                99,000             120,000
  Due to stockholders                                                            295,000                   -
  Due to affiliates                                                            1,394,000             252,000
                                                                             -----------         -----------
    Total current liabilities                                                 15,802,000           8,628,000
                                                                             -----------         -----------

Mortgage and notes payable - long term                                         2,386,000             333,000
Subordinated notes payable                                                     2,017,000           1,610,000
Senior convertible redeemable preferred stock, $100 par
  value, authorized 1,000,000 shares; issued and outstanding
  51,852 shares at September 28 and March 30, 2002                             1,400,000           1,400,000

Commitments and contingencies                                                          -                   -

Stockholders equity
  Common stock, $0.10 par value, authorized 100,000,000 shares at September 28 and March 30, 2002, issued and outstanding
    63,410,682 at September 28 and 56,394,016 at March 30, 2002                6,342,000           5,640,000
Capital in excess of par                                                      38,248,000          36,851,000
Accumulated deficit                                                          (36,715,000)        (36,595,000)
                                                                             -----------         -----------
    Stockholders equity                                                        7,875,000           5,896,000
                                                                             -----------         -----------
    Total liabilities and stockholders equity                                $29,480,000         $17,867,000
                                                                             ===========         ===========

        The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudtied)

                                                         Quarter Ended                           Six Months Ended
                                              ----------------------------------        ----------------------------------
                                              September 28,        September 29,        September 28,        September 29,
                                                  2002                 2001                 2002                 2001
                                               -----------          -----------          -----------          -----------
Revenues                                       $13,971,000          $ 4,075,000          $23,710,000          $ 8,101,000
                                               -----------          -----------          -----------          -----------
Costs and expenses
  Cost of sales                                  9,150,000            2,011,000           15,210,000            3,906,000
  Selling, general and administrative            3,611,000            1,136,000            6,350,000            2,035,000
  Research and development                       1,009,000            1,000,000            2,025,000            1,917,000
                                               -----------          -----------          -----------          -----------
                                                13,770,000            4,147,000           23,585,000            7,858,000
                                               -----------          -----------          -----------          -----------

Operating income (loss)                            201,000              (72,000)             125,000              243,000

Other expense, net                                (149,000)             (36,000)            (245,000)             (73,000)
                                               -----------          -----------          -----------          -----------

Income (loss) before income taxes                   52,000             (108,000)            (120,000)             170,000
Income tax (benefit) provision                           -                    -                    -                9,000
                                               -----------          -----------          -----------          -----------
Net income (loss)                              $    52,000          $  (108,000)         $  (120,000)         $   161,000
                                               ===========          ===========          ===========          ===========

Basic net income (loss) per share              $         -          $         -          $         -          $         -

Diluted net income (loss) per share            $         -          $         -          $         -          $         -
Shares used in computation of basic
  net income (loss) per share                   63,241,000           43,427,000           59,817,000           43,396,000
                                               ===========          ===========          ===========          ===========
Shares used in computation of diluted
  net income (loss) per share                   72,013,000           43,427,000           59,817,000           50,770,000
                                               ===========          ===========          ===========          ===========

        The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                    ----------------------------------
                                                                                    September 28,        September 29,
                                                                                       2002                 2001
                                                                                    -----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $  (120,000)           $ 161,000
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
    Bad debt expense                                                                    325,000                    -
    Depreciation and amortization                                                       536,000               77,000
    Compensation related to stock purchase rights                                       101,000                    -
    Amortization of retention bonuses                                                    49,000                    -
    Changes in assets and liabilities which provided (used) cash:
      Accounts receivable                                                            (3,193,000)            (490,000)
      Due from affiliates                                                               (99,000)              27,000
      Inventory                                                                         434,000              493,000
      Prepaid expenses and other                                                       (738,000)            (253,000)
      Accounts payable                                                                   89,000             (120,000)
      Deferred revenue                                                                  (21,000)             (61,000)
      Due to affiliates                                                               1,142,000                    -
      Accrued and other expenses                                                       (166,000)             (41,000)
                                                                                    -----------            ---------
        Net cash provided by (used in) operating activities                          (1,661,000)            (207,000)
                                                                                    -----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                                         (3,403,000)             (38,000)
  Acquisition of business, net of cash acquired                                        (998,000)                   -
  Note receivable - stockholders                                                       (300,000)                  -
                                                                                    -----------            ---------
        Net cash used in investing activities                                        (4,701,000)             (38,000)
                                                                                    -----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgages                                                             4,124,000                    -
  Proceeds from term loans                                                              600,000                    -
  Proceeds from borrowing under bank line                                             4,459,000                    -
  Exercise of stock options                                                               3,000               41,000
  Payments on mortgage and notes payable                                             (2,362,000)             (15,000)
  Payments on subordinated notes payable                                               (460,000)                   -
  Payments under capital lease obligations                                                    -               (1,000)
                                                                                    -----------            ---------
        Net cash provided by financing activities                                     6,364,000               25,000
                                                                                    -----------            ---------
        Net increase (decrease)  in cash                                                  2,000             (220,000)
Cash
  Beginning                                                                             192,000              350,000
                                                                                    -----------            ---------
  Ending                                                                            $   194,000            $ 130,000
                                                                                    ===========            =========
Interest paid                                                                       $   242,000            $  77,000
                                                                                    ===========            =========
Income taxes paid                                                                   $    19,000            $       -
                                                                                    ===========            =========

        The accompanying notes are an integral part of these statements.

                    AM Communications, Inc. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       As of September 28, 2002 and for the Quarters and Six Months Ended
                    September 28, 2002 and September 29, 2001

The accompanying interim consolidated financial statements should be read in conjunction with AM Communications, Inc.'s ("Company") annual consolidated financial statements and notes thereto included in AM Communications, Inc.'s Annual Report on Form 10-KSB for fiscal 2002 ended March 30, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The accompanying unaudited financial information as of September 28, 2002 and September 29, 2001 and for the quarters and six months ended September 28, 2002 and September 29, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Balance Sheet as of September 28, 2002 and the related Consolidated Statements of Operations for the quarters and six months ended September 28, 2002 and September 29, 2001 and the related Consolidated Statements of Cash Flows for the six months ended September 28, 2002 and September 29, 2001 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Operating results for the quarter and six months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ended March 29, 2003.

The consolidated financial statements include the accounts of AM Communications, Inc. and its wholly owned subsidiaries, AM Broadband Services, Inc., SRS Communications Corporation, AMC Services, Inc., AM Training Services, Inc. and AM Nex-Link Communications, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.


1. ACQUISITIONS

Consistent with the Company's plan to expand its Broadband Service Business Unit, the Company's wholly owned subsidiary, AM Broadband Services, Inc. acquired all the issued and outstanding common stock of SRS Communications Corporation and EDJ Communications, Inc. on October 1, 2001. These companies provide services to the television cable and wireless industry. Their services include installation and maintenance of television lines and wireless systems in the Northeastern and Southeastern parts of the United States. Both of these companies are Connecticut corporations and are, collectively, herein referred to as the "Sellers". The transaction provides for the payment of $1,150,000 in cash to the Sellers in weekly installments following the close of the stock acquisition. Each installment is to equal the cash collection of the Sellers' accounts receivable existing as of October 1, 2001 continuing until the total amount of such installments equals $1,150,000. This obligation owed by the Company to the Sellers has been satisfied in full. The Company also issued a $3,000,000 subordinated promissory note to the Sellers. The note bears interest at the rate of 5% per annum. The outstanding principal balance of the note and all accrued interest is payable in twelve consecutive quarterly payments, payable on the first day of each quarter, commencing on January 1, 2002. The Company also issued 9,000,000 shares of its common stock to the Sellers at closing, valued at $.30 per share, which was the closing price of AM Communication's stock on October 1, 2001, with an aggregate value of $2,700,000. The transaction has been accounted for under the purchase method of accounting. Immediately following the completion of the acquisition of the Stock, AM Broadband Services caused EDJ to be merged with and into SRS pursuant to the applicable provisions of Connecticut law (the "Merger"). Immediately upon the effectiveness of the Merger, EDJ ceased to exist as a separate legal entity and SRS, as the surviving corporation, succeeded to all of EDJ's rights and property, and became subject to all of EDJ's debts and liabilities, by operation of law. As a result of the Merger, SRS is now the sole subsidiary of Broadband. During the fourth quarter of fiscal 2002, the Company renegotiated the purchase price for this acquisition with the Sellers, based upon the fact that certain receivables purchased by the Company from the Sellers were not collectible. As a result of such subsequent negotiations, the purchase price payable by the Company and the outstanding principal balance of the note delivered to the Sellers were adjusted and reduced by $220,000.

On July 1, 2002, the Company completed the acquisition of all of the assets and business of Nex-Link Communication Project Services, LLC, a Florida limited liability company ("Nex-Link"). The transaction was completed as a merger (the "Merger") in which Nex-Link was merged with and into a wholly-owned Delaware corporate subsidiary of Broadband, Nex-Link Acquisition Corp. (the "Acquisition Subsidiary"), which was formed for the sole purpose of completing the Merger. As a result of the completion of the Merger on July 1, 2002, Nex-Link became a wholly-owned corporate subsidiary of Broadband. Simultaneously with the completion of the Merger, the Acquisition Subsidiary changed its name and is currently operating under the name "AM Nex-Link Communications, Inc." Nex-Link provided engineering, design, construction and installation services to owners of broadband communications networks.

As a result of the Merger, the four members of Nex-Link (the "Members") received, in the aggregate, the following consideration:

         a.) $1,000,000.00 in cash, to be paid by the Acquisition Subsidiary to the Members in weekly installments following the closing for the Merger held on July 1, 2002 (the "Closing"), each in an amount equal to that portion of the Acquisition Subsidiary's accounts receivable (the "Nex-Link Receivables") collected during the applicable week, and continuing until the total of such installments equals $1,000,000.00. The Company will use funds received as payments on the Nex-Link Receivables to make the aforementioned weekly installment payments to the Members.

         b.) $1,000,000.00 in the form of a subordinated promissory note (the "Subsidiary Note") delivered by the Acquisition Subsidiary to the Members at the Closing. The Subsidiary Note bears interest at the rate of five percent (5%) per annum. The outstanding principal balance of the Subsidiary Note, and all interest accrued thereon, is repayable in three (3) equal, consecutive annual payments, payable on the first, second and third anniversaries of the date of the Closing. The Company anticipates that internal funds of the Acquisition Subsidiary will be utilized to make all payments due under the Subsidiary Note.

         c.) 7,000,000 restricted shares of Common Stock of the Company, par value $.10 per share, were delivered by Acquisition Subsidiary to the Members at the Closing. These shares had a value of approximately $1,995,000.00 (based on the closing price of the Company's common stock on the date of the Closing).

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

The Nex-Link transaction has been accounted for under the purchase method of accounting. Accordingly, the excess cost over fair value of net assets acquired of approximately $3,993,000 has been recorded on the September 28, 2002 balance sheet. The Company is in the process of obtaining third-party valuations of certain intangible assets and expects the valuations to be completed by fiscal year-end. Thus, the allocation of the purchase price is subject to refinement.

         The following unaudited pro forma data summarizes the results of operations as if the above-mentioned acquisitions had been completed as of the beginning of the periods presented. The pro forma information is based on the historical financial statements of the Company and the acquired companies after giving effect to the acquisition using the purchase method of accounting. The pro forma data gives effect to the actual operating results prior to the acquisitions and adjustments to interest expense, income taxes and common shares outstanding. No effect has been given to cost reductions or operating synergies in the presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                           Quarter Ended        Six Months Ended
                                           September 29,         September 29,
                                               2001                  2001
                                               ----                  ----

(In thousands, except per share data)

Total revenue                              $  9,690,000          $ 17,865,000
Income before extraordinary items,
  accounting change and taxes
                                                806,000             1,416,000
Net income
                                                715,000             1,078,000

Earnings per share
             Basic                                 0.01                  0.02
             Diluted                               0.01                  0.02


2. REVENUE RECOGNITION

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

The Company's Broadband Services Unit derives its revenues from sales of outside-plant services to CATV operators. Revenue is recognized as contracted tasks are completed and billed. Individual work orders are of a short duration.

3. INVENTORY

Inventory consists of the following:

                                                 September 28,        March 30,
                                                    2002                2002
                                                 -----------        -----------

Raw material                                     $ 1,298,000        $ 1,703,000
Work in process                                      824,000            718,000
Finished goods                                       370,000            505,000
                                                 -----------        -----------
                                                   2,492,000          2,926,000
Inventory reserves                                  (100,000)          (100,000)
                                                 -----------        -----------

Net inventory                                    $ 2,392,000        $ 2,826,000
                                                 ===========        ===========

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                September 28,         March 30,
                                                    2002                2002
                                                 -----------        -----------


Accrued compensation and commissions              $  852,000        $   789,000
Accrued rent                                          22,000             22,000
Accrued real estate taxes                                  -             43,000
Warranty reserve                                     226,000            226,000
Accrued professional fees                              7,000             64,000
Accrued contracted services                          144,000            202,000
Accrued income taxes                                 116,000            135,000
Accrued interest and penalties                       320,000            284,000
Other                                                111,000             47,000
                                                 -----------        -----------
                                                 $ 1,798,000        $ 1,812,000
                                                 ===========        ===========

5. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Javad Hassan is the Chairman of the board of directors ("Chairman") of the Company and has ownership interest in several other companies in the United States, India and other parts of the world. Among these companies is NeST group of companies (NeST), including NeST Technologies, Inc. and NeSTronix, Inc., which are U.S.-based technology service entities that provide engineering development services and turn-key manufacturing services primarily through the use of technology resources of staff and electronic manufacturing operations located in India and controlled by the Chairman's brother, Mr. N. Jehangir. NeST provides substantially all of the Company's engineering and manufacturing requirements.

Mr. Hassan, the NeST companies and their respective affiliates collectively control the voting of 23,254,171 shares of the Company's Common Stock. Under the terms of an agreement with NeST (the "NeST Development Agreement"), the Company has the option to pay for development services performed by NeST either in cash or by the issuance of warrants to purchase AM Common Stock. During fiscal 1999, the Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of ten million total shares under the NeST Development Agreement, including the 7,862,334 shares already issued. During the second quarter and first six months of fiscal 2003, the Company incurred expenses of $958,000 and $1,723,000 respectively, under the NeST Development Agreement. For the comparable periods in fiscal 2002, the Company incurred expenses of $647,000 and $1,239,000 respectively. The Company has negotiated favorable rates with NeST for services performed by both the India-based and U.S.-based employees of NeST. The Company may not be able to obtain the same negotiated rates from outside third parties.

Pursuant to a Manufacturing Services Agreement between NeSTronix, Inc. and the Company (the "Manufacturing Agreement"), NeSTronix agreed to manufacture the Company's products on a turn-key basis commencing on January 2, 2000. The initial term of this Manufacturing Agreement ends on January 2, 2003 and the Manufacturing Agreement is automatically renewable for an additional 18-month period unless either party gives written notice to the contrary to the other party at least six months prior to the end of the then current term. The Manufacturing Agreement is also terminable by either party upon 60 days prior written notice upon the default of the other party or the bankruptcy or liquidation of the other party. Nothing in the Manufacturing Agreement precludes the Company from resuming manufacturing itself or transferring manufacturing rights to a third party. The Company retains title to and ownership of all equipment, inventory and intellectual property rights utilized in connection with the manufacture of its products. The Company and NeSTronix jointly agree upon a "bill of materials" price for each product manufactured pursuant to the Manufacturing Agreement. The Company pays to NeSTronix for each product manufactured pursuant to the Manufacturing Agreement, an amount equal to the actual cost of all materials utilized to manufacture the product, plus 0.5 times the agreed upon "bill of materials" price for the product. During the second quarter and first six months of fiscal 2003, the Company incurred expenses of $673,000 and $1,416,000, respectively, for services provided pursuant to the Manufacturing Agreement. For the comparable periods in fiscal 2002, the Company incurred expenses of $686,000 and $1,259,000, respectively.

During the second quarter and first six months of fiscal 2003, the Company incurred expenses of $32,000 and $45,000, respectively, for legal services provided the general counsel of NeST Technologies, Inc. No such expenses were incurred in the comparable periods in fiscal 2002.

During the second quarter and first six months of fiscal 2003, the Company incurred expenses of $300,000 and $320,000, respectively, for management information system development costs provided by NeST Technologies, Inc. For the quarter and six months ended September 29, 2001, the Company incurred $19,000 in such expenses.

During the second quarter and first six months of fiscal 2003, the Company incurred expenses of $25,000 and $47,000, respectively, for sales, marketing and technical support costs provided by NeST Europe Ltd., an affiliate of NeST Technologies, Inc. For the quarter and six months ended September 29, 2001, the Company incurred $30,000 in such expenses.

The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During the second quarter and first six months of fiscal 2003, the Company charged fees totaling $87,000 and $145,000, respectively, for such services. For the comparable periods in fiscal 2002, the Company charged fees totaling $246,000 and $504,000, respectively, for such services.

Under a consulting agreement with Lemuel A. Tarshis, a director of the Company, the Company incurred expenses of $23,000 and $38,000 in the second quarter and first six months of fiscal 2003, respectively. In the comparable periods in fiscal 2002, the Company incurred expenses of $15,000 and $30,000, respectively, under the consulting agreement. Mr. Tarshis also provides consulting services to NeST Technologies, Inc. and serves as a director of that company.

6. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

                                                      Quarter Ended                      Six Months Ended
                                                      -------------                      ----------------
                                              September 28,   September 29,      September 28,        September 29,
                                                  2002            2001               2002                 2001
                                              -----------      -----------        -----------          -----------
Net income (loss)                             $    52,000      $  (108,000)       $  (120,000)         $   161,000
                                              ===========      ===========        ===========          ===========

Basic shares                                   63,241,000       43,427,000         59,817,000           43,396,000
Convertible preferred stock                     5,185,000        2,644,000          5,185,000            2,644,000
Diluted options and warrants                    3,587,000        4,352,000          4,505,000            4,730,000
                                              -----------      -----------        -----------          -----------

Diluted shares                                 72,013,000       50,423,000         69,507,000           50,770,000

Shares used in computation
  of net income (loss) per share:
    Basic                                      63,241,000       43,427,000         59,817,000           43,396,000
    Diluted                                    72,013,000       43,427,000         59,817,000           50,770,000

Net income (loss) per common share:
    Basic                                             NIL              NIL                NIL                  NIL
    Diluted                                           NIL              NIL                NIL                  NIL

The calculation of net loss per share-diluted for the quarter ended September 29, 2001 and for the six months ended September 28, 2002 does not reflect the potential dilution that could occur if stock options and warrants were exercised and preferred stock converted since the effect would be anti-dilutive.

7. SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME

Supplemental cash flow and comprehensive income is as follows:

                                                              Six Months Ended
                                                              ----------------
                                                      September 28,      September 29,
                                                          2002                2001
                                                          ----                ----
Cash paid during the period for:

Interest                                               $  242,000          $  77,000
                                                       ==========          =========
Income taxes                                           $   19,000          $       -
                                                       ==========          =========

Non-cash investing and financing activities:

Common Stock issued for business acquired              $1,995,000          $       -
                                                       ==========          =========
Assumed debt of acquired business converted to
  subordinated notes                                   $  300,000          $       -
                                                       ==========          =========


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

              Summarized financial information related to the Company's business segments for the quarters and six months ended September 28, 2002 and September 29, 2001 are shown below:

                                                               Products            Services           Consolidated
                                                               --------            --------           ------------
Quarter Ended September 28, 2002
--------------------------------

               Net sales                                     $ 4,523,000         $ 9,448,000            $13,971,000
               Interest income                                         -               1,000                  1,000
               Interest expense                                   91,000              75,000                166,000
               Depreciation and amortization                     105,000             179,000                284,000
               Income tax expense                                      -                   -                      -
               Capital expenditures                               94,000             392,000                486,000
               Operating income (loss)                           213,000             (12,000)               201,000


               Total assets                                    9,334,000          20,146,000             29,480,000

Quarter Ended September 29, 2001
--------------------------------

               Net sales                                     $ 4,038,000         $    37,000            $ 4,075,000
               Interest income                                     1,000                   -                  1,000
               Interest expense                                   37,000                   -                 37,000
               Depreciation and amortization                      38,000               2,000                 40,000
               Income tax expense                                      -                   -                      -
               Capital expenditures                               20,000               3,000                 23,000
               Operating income (loss)                           245,000            (317,000)               (72,000)


               Total assets                                    6,108,000             229,000              6,337,000

Six Months Ended September 28, 2002
-----------------------------------

               Net sales                                     $ 9,504,000         $14,206,000            $23,710,000
               Interest income                                     1,000               1,000                  2,000
               Interest expense                                  168,000              10,000                278,000
               Depreciation and amortization                     192,000             344,000                536,000
               Income tax expense                                      -                   -                      -
               Capital expenditures                            2,955,000             448,000              3,403,000
               Operating income (loss)                           668,000            (543,000)               125,000


               Total assets                                    9,334,000          20,146,000             29,480,000

Six Months Ended September 29, 2001
-----------------------------------

               Net sales                                     $ 7,833,000         $   268,000            $ 8,101,000
               Interest income                                     1,000                   -                  1,000
               Interest expense                                   73,000                   -                 73,000
               Depreciation and amortization                      74,000               3,000                 77,000
               Income tax expense                                  9,000                   -                  9,000
               Capital expenditures                               29,000               9,000                 38,000
               Operating income (loss)                           591,000            (348,000)               243,000

               Total assets                                    6,108,000             229,000              6,337,000

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

10. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

The provision for income taxes consists of the following:

                                                              Six Months Ended
                                                              ----------------
                                                      September 28,      September 29,
                                                          2002                2001
                                                          ----                ----

     Current income taxes                               $      -           $   9,000
     Deferred income taxes                               (30,000)             62,000
     Change in valuation allowance                        30,000             (62,000)
                                                        --------           ---------

     Net                                                $      -           $   9,000
                                                        ========           =========

A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                              Six Months Ended
                                                              ----------------
                                                      September 28,      September 29,
                                                          2002                2001
                                                          ----                ----
     Federal income tax provision at statutory rate    $ (41,000)          $  58,000
     State income taxes, net of federal benefit            5,000              11,000
     Research and development credits                          -             (10,000)
     Permanent differences                                 6,000               3,000
     Change in valuation allowance                        30,000             (62,000)
     Other                                                     -               9,000
                                                       ---------           ---------

     Income tax provision                              $       -           $   9,000
                                                       =========           =========

The components of the net deferred tax asset as of September 28, 2002 and March 30, 2002 are as follows:

                                                      September 28,         March 30,
                                                          2002                2001
                                                          ----                ----
     Inventory                                         $    63,000        $    296,000
     Accrued expenses and reserves                         597,000             403,000
     Depreciation and amortization                         (79,000)            (87,000)
     Net operating loss carryforwards                    7,199,000           7,138,000
     Tax credit carryforwards                              743,000             743,000
     Valuation allowance                                (8,523,000)         (8,493,000)
                                                       -----------        ------------

     Net deferred tax assets                           $         -        $          -
                                                       ===========        ============

The Company has total net operating loss carryforwards available to offset future taxable income of approximately $21 million expiring at various times from 2003 to 2022. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may expire unutilized.

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

11. CREDIT FACILITY

On August 14, 2002, the Company entered into a $10,700,000 asset-based credit facility with LaSalle Business Credit, Inc., as agent for Standard Federal Bank National Association (the "Bank"), collateralized by all assets of the Company. The credit facility consists of the following:

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

              3.  Term Loans

                  a.) A $500,000 discretionary machinery and equipment
                      acquisition line. Advances are limited to 80% of the net invoice cost, cannot be less than $100,000 and will be permitted only during the first two years following the closing date;

                  b.) A $2,200,000, three-year term loan with a balloon payment payable upon the earlier to occur of the termination of the credit facility or the expiration of the initial contract term; (these two term loans bear interest, at the Company's option, at either (i) the Bank's prime rate as in effect from time to time plus 0.75% or (ii) the LIBOR rate plus 3%); and

                  c.) Up to a $500,000 two-year term loan, with an annual excess cash flow recapture provision of 50%. The interest rate for this loan is the Bank's prime rate as in effect from time to time plus 2%.

The proceeds of these credit facilities were used by the Company to refinance all of its existing bank debt and for working capital needs associated with the Company's growth.

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

         The Broadband Services Unit segment derives its revenues from sales of outside-plant services to CATV operators. Revenue is recognized as contracted tasks are completed and billed. Individual work orders are of short duration.

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

Results of Operations

                                                  Quarter Ended                      Six Months Ended
                                                  -------------                      ----------------
                                         September 28,     September 29,      September 28,    September 29,
                                             2002              2001               2002             2001
                                             ----              ----               ----             ----
Revenues                                        100.0%            100.0%             100.0%            100.0%

Cost of Sales                                    65.5              49.3               64.2             48.2
Selling, General and Administrative              25.9              27.9               26.8             25.1
Research and Development                          7.2              24.6                8.5             23.7
                                                  ---              ----                ---             ----

Operating Income (Loss)                           1.4              (1.8)               0.5              3.0
Other Expense                                     1.0               0.9                1.0              0.9
                                                  ---               ---                ---              ---

Income (Loss) Before Income Taxes                 0.4              (2.7)              (0.5)             2.1
Income Taxes                                      0.0               0.0                0.0              0.1
                                                  ---               ---                ---              ---

Net Income (Loss)                                 0.4 %            (2.7)%             (0.5)%            2.0 %
                                                  ===               ===                ===              ===

Revenues

Total revenues were $14.0 million and $23.7 million for the second quarter and first six months of fiscal 2003, respectively, compared to $4.1 million and $8.1 million for the comparable periods in fiscal 2002. The increase in revenues in fiscal 2003 from fiscal 2002 is primarily due to growth in the Company's Broadband Services Unit. A major portion of this growth is attributable to the acquisition of SRS Communications Corp./EDJ Communications, Inc. and Nex-Link Communication Project Services, LLC, which together contributed $6.5 million and $10.2 million in revenue during the second quarter and first six months of fiscal 2003, respectively. Additionally, the Broadband Services Unit's new offering of construction services generated $1.9 million and $2.3 million of revenue during the second quarter and first six months of fiscal 2003, respectively. The remaining increase in revenues is due to the Company's Broadband Products Unit expanding its direct global sales and marketing efforts, and sales made pursuant to its multi-year agreement with Charter Communications.

The Company's Broadband Products Unit maintains key strategic OEM (original equipment manufacturer) relationships with Motorola, C-Cor, Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers. The Broadband Products Unit's revenue from OEMs and foreign distributors was 9% and 10% of its revenue for the second quarter and first six months of fiscal 2003, respectively, compared to 26% and 43% for the comparable periods in fiscal 2002. A greater portion of the Product Unit's revenue is coming from MSOs (multiple system operators) and other direct end-user customers as a result of its expanded direct global sales and marketing efforts and its multi-year agreement with Charter Communications.

The Company's Broadband Services Unit primarily generates its revenue through the sale of fulfillment, engineering and construction services to MSOs.

Three MSO customers contributed more than 10% of the Company's total revenues in the second quarter of fiscal 2003 - 38%, 30% and 10%, respectively. For the first six months of fiscal 2003, the same three MSO customers contributed more than 10% of total revenues - 31%, 33% and 12% respectively. One MSO customer contributed 64% and 38% of total revenues and one OEM customer contributed 14% and 16% of total revenues for the second quarter and first six months of fiscal 2002, respectively.

Sales to foreign customers represented less than 5% of total revenues for the second quarter and first six months of fiscal 2003. For the second quarter and first six months of fiscal 2002, sales to foreign customers represented 8% and 16% of total revenues, respectively. No individual foreign customer contributed more than 5% of total revenue during these periods.

As the purchase of the Company's products and services is generally associated with a customer's capital upgrade, expansion or marketing programs, contribution levels of individual customers can be subject to wide fluctuations from year to year.

Software revenues totaled $436,000 and $742,000 in the second quarter and first six months of fiscal 2003, respectively, compared to $367,000 and $688,000 in the comparable periods of fiscal 2002. All software development costs are charged to research and development when incurred.

Development revenues were $2,000 in the second quarter and first six months of fiscal 2003, compared to $15,000 and $83,000 in the second quarter and first six months of fiscal 2002, respectively. Development revenues primarily relate to OEM development efforts, which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred.

Backlog for the Company's Broadband Products Unit was $3.6 million as of September 28, 2002, compared to $4.0 million as of September 29, 2001. The backlog has increased to $4.1 million as of November 6, 2002. One MSO customer accounted for 61% of the total backlog as of November 6, 2002. The Company's Broadband Services Unit has multi-year master contracts with MSO(s) that currently generate in excess of $800,000 per week in billings.

Cost of Sales

Cost of sales includes all manufacturing costs of the Company's Broadband Products Unit's hardware products and the job costs of the Company's Broadband Services Unit's services. Total cost of sales represented 65.5% and 64.2% of total revenues in the second quarter and first six months of fiscal 2003, respectively, compared to 49.3% and 48.2% in the comparable periods of fiscal 2002. The increase in total cost of sales as a percentage of total revenues in the fiscal 2003 is due to a much larger percentage of the Company's total revenues coming from the Broadband Services Unit. These revenues carry a lower gross margin.

Gross margin for the Broadband Products Unit was 58.7% and 56.4% for the second quarter and first six months of fiscal 2003, respectively, compared to 51.9% and 53.4% in the comparable period of fiscal 2002. The Broadband Products Unit's gross margin is generally dependent on customer mix and product mix.

Gross margin for the Broadband Services Unit was 22.9% and 22.1% for the second quarter and first six months of fiscal 2003, respectively, compared to a negative gross margin of 85.3% for the second quarter of fiscal 2002 and a gross margin of 4.3% for the first six months of fiscal 2002. The Broadband Services Unit was in its early stages of operations in the comparable periods in fiscal 2002. The Broadband Services Unit's gross margin is dependent upon the mix of fulfillment, engineering and construction services.

Selling, General and Administrative

Selling, general and administrative expenses were $3.6 million and $6.3 million in the second quarter and first six months of fiscal 2003, respectively, compared to $1.1 million and $2.0 million in the comparable periods of fiscal 2002. Selling expenses increased from fiscal 2002 as the result of the Company's Broadband Products Unit expanding its direct global sales and marketing efforts. Additionally, selling expenses increased due to higher sales commissions associated with a greater percentage of revenues coming from MSO(s) and other direct-end user customers.

General and administrative costs increased to support the Company's new Broadband Services Unit and its increased business levels, including the acquisition of SRS Communications Corporation/EDJ Communications, Inc. Compared to fiscal 2002, the Company has in place additional personnel and infrastructure that it believes will support growth to an annual revenue level of over $45 million. Selling, general and administrative expenses are expected to increase in fiscal 2003, but such expenses are expected to decline as a percentage of revenue.

Included in general and administrative costs in the first six months of fiscal 2003, is a $325,000 charge related to the Company's outstanding receivables from Adelphia Communications Corporation, which filed for bankruptcy protection in June. In the second quarter and first six months of fiscal 2003, the Company incurred $88,000 and $201,000 in start-up expenses related to the Broadband Services Unit's plan to offer training services. Additionally, the Company incurred $300,000 of costs in developing management information systems to support its growing Broadband Services Unit during the second quarter and first six months of fiscal 2003.

Research and Development

Research and development expense were $1.0 million and $2.0 million in the second quarter and first six months of fiscal 2003, respectively, compared to $1.0 million and $1.9 million in the comparable periods of fiscal 2002. The Company continues to spend a significant amount on research and development during in fiscal 2003, including expenditures related to its major development efforts to upgrade and expand its software and hardware products. The Company expects research and development spending to increase in response to increased customer demand for more advanced systems and software, but anticipates that such expenses will decline as a percentage of revenue.

Operating Income (Loss)

The Company had operating income of $201,000 and $125,000 in the second quarter and first six months of fiscal 2003, respectively, compared to an operating loss of $72,000 in the second quarter of fiscal 2002 and operating income of $243,000 in the first six months of fiscal 2002. Despite the significant increase in revenues in fiscal 2003, operating income has not increased proportionately due to several factors. A much larger percentage of the Company's total revenues are coming from the Broadband Services Unit. These revenues carry a lower gross margin. Compared to fiscal 2002, the Company has in place additional personnel and infrastructure that it believes will support growth to an annual revenue level of over $45 million. Included in general and administrative costs in the first six months of fiscal 2003, is a $325,000 charge related to the Company's outstanding receivables from Adelphia Communications Corporation, which filed for bankruptcy protection in June. In the second quarter and first six months of fiscal 2003, the Company incurred $88,000 and $201,000 in start-up expenses related to the Broadband Services Unit's plan to offer training services. Additionally, the Company incurred $300,000 of costs in developing management information systems to support its growing Broadband Services Unit during the second quarter and first six months of fiscal 2003.

Interest and Other Expense

The Company had interest and other expense of $149,000 and $245,000 in the second quarter and first six months of fiscal 2003, respectively, compared to $36,000 and $73,000 in the comparable periods of fiscal 2002. In both fiscal 2003 and 2002 this consists primarily of interest expense on the Company's debt obligations. The increase in fiscal 2003 is due to the additional interest expense associated with the Company's larger bank line of credit facility, the mortgage on the Company's corporate headquarters and the subordinated notes issued in connection with Company's acquisitions.

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

              The Broadband Services Unit (Services) provides a range of outside-plant services to CATV operators that include fulfillment, engineering and construction services.

Summarized financial information related to the Company's business segments for the quarters and six months ended September 28, 2002 and September 29, 2001 are shown below:


                                                                 Products                 Services                Consolidated
                                                                 --------                 --------                ------------
            Quarter Ended September 28, 2002
            --------------------------------

                        Net sales                               $ 4,523,000              $ 9,448,000               $ 13,971,000
                        Interest income                                   -                    1,000                      1,000
                        Interest expense                             91,000                   75,000                    166,000
                        Depreciation and amortization               105,000                  179,000                    284,000
                        Income tax expense                                -                        -                          -
                        Capital expenditures                         94,000                  392,000                    486,000
                        Operating income (loss)                     213,000                  (12,000)                   201,000

                        Total assets                              9,334,000               20,146,000                 29,480,000

            Quarter Ended September 29, 2001
            --------------------------------

                        Net sales
                                                                $ 4,038,000                 $ 37,000                $ 4,075,000
                        Interest income                               1,000                        -                      1,000
                        Interest expense                             37,000                        -                     37,000
                        Depreciation and amortization                38,000                    2,000                     40,000
                        Income tax expense                                -                        -                          -
                        Capital expenditures                         20,000                    3,000                     23,000
                        Operating income (loss)                     245,000                 (317,000)                   (72,000)

                        Total assets                              6,108,000                  229,000                  6,337,000

            Six Months Ended September 28, 2002
            -----------------------------------

                        Net sales                               $ 9,504,000             $ 14,206,000               $ 23,710,000
                        Interest income                               1,000                    1,000                      2,000
                        Interest expense                            168,000                  110,000                    278,000
                        Depreciation and amortization               192,000                  344,000                    536,000
                        Income tax expense                                -                        -                          -
                        Capital expenditures                      2,955,000                  448,000                  3,403,000
                        Operating income (loss)                     668,000                 (543,000)                   125,000

                        Total assets                              9,334,000               20,146,000                 29,480,000

            Six Months Ended September 29, 2001
            -----------------------------------

                        Net sales
                                                                $ 7,833,000                $ 268,000                $ 8,101,000
                        Interest income                               1,000                        -                      1,000
                        Interest expense                             73,000                        -                     73,000
                        Depreciation and amortization                74,000                    3,000                     77,000
                        Income tax expense                            9,000                        -                      9,000
                        Capital expenditures                         29,000                    9,000                     38,000
                        Operating income (loss)                     591,000                 (348,000)                   243,000

                        Total assets                              6,108,000                  229,000                  6,337,000

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

Liquidity and Capital Resources

In the first six months of fiscal 2003, the Company generated net cash of $2,000 compared to consuming net cash of $220,000 in the first six months of fiscal 2002.

Net cash consumed by operating activities was $1,661,000 in the first six months of fiscal 2003 versus net cash consumed of $207,000 in the first six months of fiscal 2002. The increase in fiscal 2003 was primarily due to an increase in accounts receivable ($3.2 million) and in prepaid expenses ($738,000) which was partially offset by an increase in due to affiliates ($1.1 million). The increase in accounts receivable is due to the rapid growth of the Company's Broadband Services Unit and to the timing of sales in the second quarter of fiscal 2003. The increase in due to affiliates represents amounts due to NeST Technologies, Inc. and NeSTronix, Inc. for contracted manufacturing and engineering services.

Net cash used in investing activities was $4.7 million in the first six months of fiscal 2003 versus $38,000 in the first six months of fiscal 2002. This is due to increase in capital expenditures in the first six months of fiscal 2003 which included $2.6 million associated with the purchase of the Company's corporate headquarters and $163,000 for the purchase of a new trade show exhibit. In fiscal 2003, the Company also expended net cash of $998,000 for the acquisition of Nex-Link Communication Project Services, LLC.

Cash flow from financing activities was $6.4 million in the first six months of fiscal 2003 versus $32,000 in the first six months of fiscal 2002. The major sources of cash in the first six months of fiscal 2003 were the Company's new bank line of credit and mortgage proceeds associated with the purchase of the Company's corporate headquarters.

On August 14, 2002, the Company entered into a $10,700,000 asset-based credit facility with LaSalle Business Credit, Inc., as agent for Standard Federal Bank National Association (the "Bank"), collateralized by all assets of the Company. The credit facility consists of the following:

              1.) Revolving Credit Loan Facility

                  A revolving credit loan facility having a maximum availability equal to the lesser of (a) Seven Million Five Hundred Thousand Dollars ($7,500,000); and (b) eighty-five percent (85%) of the Company's eligible accounts (as defined in the loan documents). The revolving credit loans bear interest, at the Company's option, at either (i) abase rate equal to the prime rate of the Bank plus 0.50% or (ii) at the LIBOR rate plus 2.75%.

              2.) Letters of Credit

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

              3.) Term Loans

                        a.) A $500,000 discretionary machinery and equipment acquisition line. Advances are limited to 80% of the net invoice cost, cannot be less than $100,000 and will be permitted only during the first two years following the closing date;
                        b.) A $2,200,000, three-year term loan with a balloon payment payable upon the earlier to occur of the termination of the credit facility or the expiration of the initial contract term; (these two term loans bear interest, at the Company's option, at either (i) the Bank's prime rate as in effect from time to time plus 0.75% or (ii) the LIBOR rate plus 3%); and
                        c.) Up to a $500,000 two year term loan, with an annual excess cash flow recapture provision of 50%. The interest rate for this loan is the Bank's prime rate as in effect from time to time plus 2%.

The proceeds of these credit facilities were used by the Company to refinance all of its existing bank debt with Comerica Bank and for working capital needs associated with the Company's growth. As of September 28, 2002, the outstanding balance under the revolving credit facility was $7,450,000. The outstanding balances on the cash flow term loan and the equipment line were $500,000 and $100,000, respectively.

On May 10, 2002, the Company purchased the property where its corporate headquarters is located for $2,565,000. The Company obtained a $1,923,750, 15-year mortgage loan, with a five-year balloon payment. The mortgage bore interest at prime plus 2%. This mortgage was refinanced on August 14, 2002 as part of the Company's new credit facility with LaSalle Business Credit, Inc. The mortgage was replaced with a $2,200,000, 15-year mortgage loan, with a three-year balloon payment. The mortgage bears interest at prime plus .75%.

During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter, until a cumulative amount equal to 50% of the loan has been repaid. The outstanding loan balance as of September 28, 2002 was $45,000.

In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2002. No amounts were borrowed under this line as of September 28, 2002. Subsequent to the end of the second quarter of fiscal 2003, the Company borrowed $250,000 under the line.

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

Capital expenditures totaled $3,403,000 in the first six months of fiscal 2003 compared to $38,000 in the first six months of fiscal 2002. Capital expenditures include computer equipment, software, manufacturing assembly/test equipment, test lab equipment, office furniture/fixtures, vehicles, facility improvements and service technician equipment. In addition, in fiscal 2003, these expenditures also include $2.6 million associated with the purchase of the Company's corporate headquarters and $163,000 for the purchase of a new trade show exhibit. The increase in capital expenditures in fiscal 2003 is also due to the growth of the Company's Broadband Services Unit.

The Company believes that cash from profitable operations, available credit facilities and the ability to pay for NeST development services in cash or warrants, will provide sufficient liquidity to support its operations through the next fiscal year.

Item 3. Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's Chief Executive Officer and Chief Financial Officer concluded that the effectiveness of such controls and procedures was adequate in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

     Due to the tremendous growth anticipated in the Company's operations during the next fiscal year, the Company does not believe that cash from profitable operations, available credit facilities and the ability to pay for NeST development services in cash or warrants will provide sufficient liquidity to support its projected operations through the next fiscal year. Accordingly, management of the Company is currently evaluating potential sources of funding to finance the Company's projected cash needs, including without limitation additional sources of debt and/or equity financing. There can be no assurances, however, that additional equity offerings, additional banking arrangements or other sources of financing, if needed, will be available to the Company on acceptable terms, if at all.

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

                       3.4   (3.2) Amended By-Laws of Registrant(1)

                       4.1 (4.1) Specimen of Common Stock Certificate, par value $.10 per share(1)

                       4.2   (4.2) Series A Common Stock Purchase Warrant(9)

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

                      10.2 (10-b) Joint Development Agreement between AM and Scientific-Atlanta dated May 1996(6)

                      10.3 (10-c) Distribution Agreement and Manufacturing License dated June 14, 1996(6)

                      10.4 (10-d) Registration Rights Agreement dated June 17, 1996(6)

                      10.5   (10-e) Warrant Agreement dated June 17, 1996(6)

                      10.6   (10-f) 1999 Stock Option Plan(4)

                      10.7 (10.7) Loan and Security Agreement dated as August 13, 2002 between the Company, its direct and indirect subsidiaries and LaSalle Business Credit, Inc., as agent for Standard Federal Bank National Association, as lender(10)

                      10.8 (10-i) Consulting Services Agreement between the Company and NeST(7)

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

                      10.14 (10-n) Executive Employment Agreement between the Company and Javad Hassan dated November 1, 2001(3)

                      10.15 (10-o) Loan Agreement between Javad Hassan (Executive Borrower) and the Company dated December 30, 2001(3)

                      10.16 (10-16) Agreement and Plan or Merger for Acquisition of Nex-Link Communications Project Services, LLC(9)

                      10.17 (10.17) Amended and Restated Subordinated Note from AM Broadband Services, Inc. in favor of David P. Sylvestre, Clifford P. Sylvestre, Edward L. Reynolds, Joanne Sylvestre, Donna M. Sylvestre and Elizabeth D. Reynolds(10)

                      10.18 (10.18) First Amendment to Stock Purchase Agreement (SRS/EDJ acquisition)(9)

                      10.19  (10.19) Employment Agreement with Linda Johnson(9)

                      10.20 (10.20) Employment Agreement with Michael N. Johnson(9)

                      21.    Subsidiaries of the Company (filed herewith)

                      99.1 Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code (filed herewith)

                      99.2 Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code (filed herewith)


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

(9) Incorporated by reference to the Exhibit number indicated in the Registrant's Report on Form 10-KSB for the fiscal year ended March 30, 2002.

(10) Incorporated by reference to the Exhibit number indicated in the Registrant's Report on Form 10-QSB for the fiscal quarter ended June 29, 2002.

(b)      Reports on Form 8-K.

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

                                  AM COMMUNICATIONS, INC.
                                  (Registrant)


Date: November 18, 2002           By:  /s/ H. Charles Wilson, III
                                       ---------------------------------------
                                       H. Charles Wilson, III, Chief Financial
                                       Officer and Authorized Representative
                                       of the Registrant