Form 10QSB/A
period 2002-09-28
AM COMMUNICATIONS INC
filed 2002-12-06
CIK 318580

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 Form 10-QSB/A-1

                       AMENDMENT NO.1 TO QUARTERLY REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________

Commission File Number:  0-9856


                             AM COMMUNICATIONS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                         23-1922958
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1900 AM Drive, Quakertown, PA                           18951-2237
----------------------------------------    -----------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (215) 538-8700
                                 --------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No ____

On November 8, 2002 there were 63,419,016 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ____   No  |X|

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 28, 2002


                                EXPLANATORY NOTE

      By filing this amendment to our Quarterly Report on Form 10-QSB for the quarterly period ended September 28, 2002, AM Communications, Inc. (the "Company") is amending (a) Note 11 set forth in the Notes to its Unaudited Consolidated Financial Statements as of September 28, 2002 and for the Quarters and Six Months Ended September 28, 2002 and September 9, 2001, and (b) the Liquidity and Capital Resources section of Item 2, Management's Discussion and Analysis of Operations, to set forth certain additional information which came to our attention after the filing of such Report on Form 10-QSB regarding the Company's failure to comply with one of the financial covenants set forth in its loan documents with LaSalle Business Credit, Inc., as agent for Standard Federal Bank, National Association (the "Bank"). The Company is also amending its Quarterly Report on Form 10-QSB for the quarterly period ended September 28, 2002 to (i) replace the last sentence of the Liquidity and Capital Resources section of Item 2, Management's Discussion and Analysis of Operations, with language that was inadvertently placed by our financial printer under the heading "Item 3. Controls and Procedures" at the time the Report on Form 10-QSB was filed, and (ii) reinsert the second paragraph of Item 3, Controls and Procedures, that was inadvertently deleted by our financial printer at the time the Report on Form 10-QSB was filed. Finally, the Company is hereby amending the first sentence of the last paragraph of page 11 of its Quarterly Report on Form 10-QSB for the quarterly period ended September 28, 2002 to correct a typographical error contained therein.

      Other than the above-referenced changes, our Quarterly Report on Form 10-QSB for the quarterly period ended September 28, 2002, in the form previously filed with the United States Securities and Exchange Commission, remains the same.


PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                    AM Communications, Inc. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       As of September 28, 2002 and for the Quarters and Six Months Ended
                    September 28, 2002 and September 29, 2001

5. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under this heading, the first sentence of the last paragraph on page 11 of the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 28, 2002 is hereby amended to read in its entirety as follows:

         "During the second quarter and first six months of fiscal 2003, the Company incurred expenses of $32,000 and $45,000, respectively, for legal services provided by the general counsel of NeST Technologies, Inc."

11. CREDIT FACILITY

     Under this heading, the following paragraph is hereby added to the end of the information set forth in this section:

     "The documents evidencing the credit facilities extended by the Bank to the Company require that the Company comply with certain financial covenants, including without limitation a fixed charge coverage ratio. For the fiscal quarter ended September 28, 2002, the Bank's loan documents state that the Company's fixed charge coverage ratio cannot be less than 0.75 to 1.00. For the fiscal quarter ended September 28, 2002, the Company's actual fixed charge coverage ratio, as calculated in accordance with the terms and provisions of the loan documents, was 0.40 to 1.00. The Company is, therefore, in technical default under such credit facilities and the entire amount of the outstanding loans extended by the Bank to the Company is immediately callable as a consequence of such technical default. Based on its negotiations to date with the Bank, management of the Company believes that the Bank credit facilities will continue to be available to the Company. However, the continued availability of such credit facilities to the Company through the remaining scheduled term of such facilities will be dependent upon the Company's ability in the future to comply with all of the terms of such credit facilities."

Item 2. Management's Discussion and Analysis of Operations

      Under this heading, the Liquidity and Capital Resources discussion on pages 24 through 27 is hereby amended to include the following information:

      "The documents evidencing the credit facilities extended by the Bank to the Company require that the Company comply with certain financial covenants, including without limitation a fixed charge coverage ratio. For the fiscal quarter ended September 28, 2002, the Bank's loan documents state that the Company's fixed charge coverage ratio cannot be less than 0.75 to 1.00. For the fiscal quarter ended September 28, 2002, the Company's actual fixed charge coverage ratio, as calculated in accordance with the terms and provisions of the loan documents, was 0.40 to 1.00. The Company is, therefore, in technical default under such credit facilities and the entire amount of the outstanding loans extended by the Bank to the Company is immediately callable as a consequence of such technical default. Based on its negotiations to date with the Bank, management of the Company believes that the Bank credit facilities will continue to be available to the Company. However, the continued availability of such credit facilities to the Company through the remaining scheduled term of such facilities will be dependent upon the Company's ability in the future to comply with all of the terms of such credit facilities."

      Under this heading, the Liquidity and Capital Resources discussion on pages 24 through 27 is hereby further amended to replace the last sentence thereof with the following paragraph:

         "Due to the tremendous growth anticipated in the Company's operations during the next fiscal year, the Company does not believe that cash from profitable operations, available credit facilities and the ability to pay for NeST development services in cash or warrants will provide sufficient liquidity to support its projected operations through the next fiscal year. Accordingly, management of the Company is currently evaluating potential sources of funding to finance the Company's projected cash needs, including without limitation additional sources of debt and/or equity financing. There can be no assurances, however, that additional equity offerings, additional banking arrangements or other sources of financing, if needed, will be available to the Company on acceptable terms, if at all."

Item 3. Controls and Procedures

         Under this heading, the current last paragraph of this section is hereby replaced in its entirety with the following paragraph:

         "There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were also no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken."


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AM COMMUNICATIONS, INC.
                                    (Registrant)


Date: December 5, 2002              By: /s/ H. Charles Wilson, III
                                        ----------------------------------
                                        H. Charles Wilson, III, Chief Financial
                                        Officer and Authorized Representative
                                        of the Registrant