Form 10QSB
period 2002-12-28
AM COMMUNICATIONS INC
filed 2003-02-19
CIK 318580

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

On February 7, 2003 there were 63,422,350 shares of the Registrant's Common Stock, par value $.10 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                             AM COMMUNICATIONS, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 28, 2002

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                           PAGE NO.
-----------------------------------                                                           --------

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - December 28 (Unaudited) and
              March 30, 2002                                                                     3

              Consolidated Statements of Operations - Quarter and Nine Months
              Ended December 28, 2002 and December 29, 2001 (Unaudited)                          4

              Consolidated Statements of Cash Flows - Quarter and Nine Months
              Ended December 28, 2002 and December 29, 2001 (Unaudited)                          5

              Notes to Consolidated Financial Statements                                         6 - 21

Item 2.       Management's Discussion and Analysis of Operations                                 22 - 36

Item 3        Controls and Procedures                                                            37


PART II.      OTHER INFORMATION
-------------------------------

Item 3.       Defaults Upon Senior Securities                                                    38

Item 4.       Submission of Matters to a Vote of Securities Holders                              39

Item 5.       Other Information                                                                  40

Item 6.       Exhibits and Reports on Form 8-K                                                   40 - 43

Item. 1 Financial Statements

                    AM COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 28,          March 30,
                                                                                                    2002                 2002
                                                                                                 (Unaudited)          (Audited)
                                                                                               -------------        ------------
          ASSETS

Current assets
     Cash                                                                                       $    28,000          $   192,000
     Accounts receivable, net of reserves of $1,407,000 at December 28 and $1,122,000
          at March 30, 2002                                                                      14,507,000            6,288,000
     Due from affiliates                                                                            304,000              157,000
     Inventory                                                                                    2,385,000            2,826,000
     Prepaid expenses and other                                                                     744,000              348,000
                                                                                                -----------          -----------
          Total current assets                                                                   17,968,000            9,811,000

Property and equipment, net                                                                       4,733,000            1,719,000
Notes receivable - officers                                                                       1,258,000            1,033,000
Goodwill                                                                                          8,002,000            3,735,000
Other intangible assets, net                                                                      1,233,000            1,425,000
Other assets                                                                                        108,000              144,000
                                                                                                -----------          -----------
          Total assets                                                                          $33,302,000          $17,867,000
                                                                                                ===========          ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank overdraft                                                                               $ 522,000          $         -
     Current portion of mortgage and notes payable                                                  459,000              152,000
     Current portion of subordinated note payable                                                 1,583,000              920,000
     Bank line of credit                                                                          8,500,000            2,991,000
     Accounts payable                                                                             5,175,000            2,381,000
     Accrued expenses                                                                             2,592,000            1,812,000
     Deferred revenue                                                                                94,000              120,000
     Due to stockholders                                                                            445,000                    -
     Due to affiliates                                                                            2,317,000              252,000
                                                                                                -----------          -----------
          Total current liabilities                                                              21,687,000            8,628,000
                                                                                                -----------          -----------

Mortgage and notes payable - long term                                                            2,255,000              333,000
Subordinated notes payable                                                                        1,787,000            1,610,000
Senior convertible redeemable preferred stock, $100 par value, authorized 1,000,000
     shares; issued and outstanding 51,852 shares at December 28 and March 30, 2002               1,400,000            1,400,000

Commitments and contingencies                                                                             -                    -

Stockholders' equity
     Common stock, $0.10 par value, authorized 150,000,000 shares at December 28 and
          100,000,000 shares at March 30, 2002, issued and outstanding 63,422,350 at
          December 28 and 56,394,016 at March 30, 2002                                            6,343,000            5,640,000
Capital in excess of par                                                                         38,299,000           36,851,000
Accumulated deficit                                                                             (38,469,000)         (36,595,000)
                                                                                                -----------          -----------
          Stockholders' equity                                                                    6,173,000            5,896,000
                                                                                                -----------          -----------
          Total liabilities and stockholders' equity                                            $33,302,000          $17,867,000
                                                                                                ===========          ===========

   The accompanying notes are an integral part of these statements.

                    AM COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Quarter Ended                           Nine Months Ended
                                                       ---------------------------------         ---------------------------------
                                                       December 28,         December 29,         December 28,         December 29,
                                                           2002                 2001                 2002                 2001
                                                       -----------          -----------          -----------          -----------
Revenues                                               $16,559,000          $11,443,000          $40,269,000          $19,544,000
                                                       -----------          -----------          -----------          -----------
Costs and expenses
     Cost of sales                                      12,455,000            6,977,000           27,664,000           10,883,000
     Selling, general and administrative                 4,772,000            1,688,000           11,123,000            3,723,000
     Research and development                              901,000              961,000            2,926,000            2,878,000
                                                       -----------          -----------          -----------          -----------
                                                        18,128,000            9,626,000           41,713,000           17,484,000
                                                       -----------          -----------          -----------          -----------

Operating income (loss)                                 (1,569,000)           1,817,000           (1,444,000)           2,060,000

Other expense, net                                        (185,000)            (108,000)            (430,000)            (181,000)
                                                       -----------          -----------          -----------          -----------

Income (loss) before income taxes                       (1,754,000)           1,709,000           (1,874,000)           1,879,000
Income tax provision                                             -              117,000                    -              126,000
                                                       -----------          -----------          -----------          -----------
Net income (loss)                                      $(1,754,000)         $ 1,592,000          $(1,874,000)         $ 1,753,000
                                                       ===========          ===========          ===========          ===========

Basic net income (loss) per share                      $     (0.03)         $      0.03          $     (0.03)          $     0.04

Diluted net income (loss) per share                    $     (0.03)         $      0.03          $     (0.03)          $     0.03
Shares used in computation of basic
     net income (loss) per share                        63,419,000           52,275,000           61,018,000           46,356,000
                                                       ===========          ===========          ===========          ===========
Shares used in computation of diluted
     net income (loss) per share                        63,419,000           61,689,000           61,018,000           54,372,000
                                                       ===========          ===========          ===========          ===========

    The accompanying notes are an integral part of these statements.

                    AM COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Nine Months Ended
                                                                                           ---------------------------------
                                                                                           December 28,         December 29,
                                                                                               2002                 2001
                                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                     $(1,874,000)         $ 1,753,000
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities
          Bad debt expense                                                                           -                    -
          Depreciation and amortization                                                        787,000              172,000
          Compensation related to stock purchase rights                                        151,000                    -
          Amortization of retention bonuses                                                     75,000                    -
          Changes in assets and liabilities which provided (used) cash:
               Accounts receivable                                                          (7,250,000)          (2,906,000)
               Due from affiliates                                                            (147,000)            (275,000)
               Inventory                                                                       441,000              211,000
               Prepaid expenses and other                                                     (412,000)             (76,000)
               Accounts payable                                                              2,311,000              260,000
               Deferred revenue                                                                (26,000)              99,000
               Due to affiliates                                                             2,065,000              405,000
               Accrued and other expenses                                                      527,000              827,000
                                                                                           -----------          -----------

                    Net cash provided by (used in) operating activities                     (3,352,000)             470,000
                                                                                           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets                                                             (3,570,000)            (245,000)
     Acquisition of business, net of cash acquired                                            (998,000)          (1,108,000)
     Notes receivable - officers                                                              (300,000)                   -
                                                                                           -----------          -----------

                    Net cash used in investing activities                                   (4,868,000)          (1,353,000)
                                                                                           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                                            522,000                    -
     Proceeds from mortgages                                                                 4,124,000                    -
     Proceeds from term loans                                                                  600,000                    -
     Proceeds from borrowing under bank line                                                 5,509,000              708,000
     Proceeds from stockholder loan                                                            250,000                    -
     Exercise of stock options                                                                   5,000               75,000
     Payments on mortgage and notes payable                                                 (2,494,000)             (37,000)
     Payments on subordinated notes payable                                                   (460,000)                   -
     Payments under capital lease obligations                                                        -               (2,000)
                                                                                           -----------          -----------

                    Net cash provided by financing activities                                8,056,000              744,000
                                                                                           -----------          -----------

                    Net increase (decrease) in cash                                           (164,000)            (139,000)
Cash
     Beginning                                                                                 192,000              350,000
                                                                                           -----------          -----------

     Ending                                                                                $    28,000          $   211,000
                                                                                           ===========          ===========

Interest paid                                                                              $   381,000          $   148,000
                                                                                           ===========          ===========

Income taxes paid                                                                          $    31,000          $         -
                                                                                           ===========          ===========

   The accompanying notes are an integral part of these statements.

                    AM COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          As of December 28, 2002 and for the Quarters and Nine Months
                 Ended December 28, 2002 and December 29, 2001

The accompanying interim consolidated financial statements should be read in conjunction with AM Communications, Inc.'s ("Company") annual consolidated financial statements and notes thereto included in AM Communications, Inc.'s Annual Report on Form 10-KSB for fiscal 2002 ended March 30, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The accompanying unaudited financial information as of December 28, 2002 and December 29, 2001 and for the quarters and nine months ended December 28, 2002 and December 29, 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Balance Sheet as of December 28, 2002 and the related Consolidated Statements of Operations for the quarters and nine months ended December 28, 2002 and December 29, 2001 and the related Consolidated Statements of Cash Flows for the nine months ended December 28, 2002 and December 29, 2001 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods. Operating results for the quarter and nine months ended December 28, 2002 are not necessarily indicative of the results that may be expected for the year ended March 29, 2003.

The consolidated financial statements include the accounts of AM Communications, Inc. and its wholly owned subsidiaries, AM Broadband Services, Inc., SRS Communications Corporation, AMC Services, Inc., AM Training Services, Inc. and AM Nex-Link Communications, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.


1. ACQUISITIONS

Consistent with the Company's plan to expand its Broadband Service Business Unit, the Company's wholly owned subsidiary, AM Broadband Services, Inc. ("Broadband") acquired all the issued and outstanding common stock (the "Stock") of SRS Communications Corporation ("SRS") and EDJ Communications, Inc. ("EDJ") on October 1, 2001. These companies provide services to the television cable and wireless industry, their services include installation and maintenance of television lines and wireless systems in the Northeastern and Southeastern parts of the United States. Both of these companies are Connecticut corporations. The selling shareholders of SRS and EDJ are, collectively, herein referred to as the "Sellers". The transaction provides for the payment of $1,150,000 in cash to the Sellers in weekly installments following the close of the stock acquisition. Each installment is to equal the cash collection of the Sellers' accounts receivable existing as of October 1, 2001 continuing until the total amount of such installments equals $1,150,000. This obligation owed by the Company to the Sellers has been satisfied in full. The Company also issued a $3,000,000 subordinated promissory note to the Sellers. The note bears interest at the rate of 5% per annum. The outstanding principal balance of the note and all accrued interest is payable in twelve consecutive quarterly payments, payable on the first day of each quarter, commencing on January 1, 2002. The Company also issued 9,000,000 shares of its common stock to the Sellers at closing, valued at $.30 per share, which was the closing price of AM Communications, Inc.'s stock on October 1, 2001, with an aggregate value of $2,700,000. The transaction has been accounted for under the purchase method of accounting. Immediately following the completion of the acquisition of the Stock, Broadband caused EDJ to be merged with and into SRS pursuant to the applicable provisions of Connecticut law (the "SRS Merger"). Immediately upon the effectiveness of the SRS Merger, EDJ ceased to exist as a separate legal entity and SRS, as the surviving corporation, succeeded to all of EDJ's rights and property, and became subject to all of EDJ's debts and liabilities, by operation of law. As a result of the SRS Merger, SRS is now the only subsidiary of Broadband existing as a result of the acquisition of the Stock. During the fourth quarter of fiscal 2002, the Company renegotiated the purchase price for this acquisition with the Sellers, based upon the fact that certain receivables purchased by the Company from the Sellers were not collectible. As a result of such subsequent negotiations, the purchase price payable by the Company and the outstanding principal balance of the note delivered to the Sellers were adjusted and reduced by $220,000.

On July 1, 2002, the Company completed the acquisition of all of the assets and business of Nex-Link Communication Project Services, LLC, a Florida limited liability company ("Nex-Link"). The transaction was completed as a merger (the "Nex-Link Merger") in which Nex-Link was merged with and into a wholly-owned Delaware corporate subsidiary of Broadband, Nex-Link Acquisition Corp. (the "Acquisition Subsidiary"), which was formed for the sole purpose of completing the Nex-Link Merger. As a result of the completion of the Nex-Link Merger on July 1, 2002, Nex-Link became a wholly-owned corporate subsidiary of Broadband. Simultaneously with the completion of the Nex-Link Merger, the Acquisition Subsidiary changed its name and is currently operating under the name "AM Nex-Link Communications, Inc." Nex-Link provided engineering, design, construction and installation services to owners of broadband communications networks.

As a result of the Nex-Link Merger, the four members of Nex-Link (the "Members") received, in the aggregate, the following consideration:

         a) $1,000,000.00 in cash, to be paid by the Acquisition Subsidiary to the Members in weekly installments following the closing for the Nex-Link Merger held on July 1, 2002 (the "Closing"), each in an amount equal to that portion of the Acquisition Subsidiary's accounts receivable (the "Nex-Link Receivables") collected during the applicable week, and continuing until the total of such installments equals $1,000,000.00. The Company will use funds received as payments on the Nex-Link Receivables to make the aforementioned weekly installment payments to the Members. The Company has made payments to the Members on this obligation, prior to the date hereof, totalling $805,000. The right of the Members to receive the additional $195,000 payable under this obligation is limited to the proceeds, if any, received with respect to the Nex-Link Receivables from Adelphia Communications Corporation, which has filed for bankruptcy protection.

         b) $1,000,000.00 in the form of a subordinated promissory note (the "Subsidiary Note") delivered by the Acquisition Subsidiary to the Members at the Closing. The Subsidiary Note bears interest at the rate of five percent (5%) per annum. The outstanding principal balance of the Subsidiary Note, and all interest accrued thereon, is repayable in three (3) equal, consecutive annual payments, payable on the first, second and third anniversaries of the date of the Closing. The Company anticipates that internal funds of the

                  Acquisition Subsidiary will be utilized to make all payments due under the Subsidiary Note.

         c) 7,000,000 restricted shares of Common Stock of the Company, par value $.10 per share, were delivered by Acquisition Subsidiary to the Members at the Closing. These shares had a value of approximately $1,995,000.00 (based on the closing price of the Company's common stock on the date of the Closing).

In connection with the Nex-Link Merger, the Acquisition Subsidiary and the Members agreed to restructure certain indebtedness owed to the Members by Nex-Link in the principal amount of $300,000.00. As evidence of such restructuring, the Acquisition Subsidiary executed and delivered to the Members at the Closing a subordinated promissory note (the "Company Note"), in the original principal amount of $300,000.00, which bears interest at the rate of five percent (5%) per annum. The outstanding principal balance of the Company
Note is payable in three (3) equal annual installments in the amount of $100,000.00 each, on the first, second and third anniversaries of the date of the Closing. Accrued interest on the Company Note is payable in quarterly installments, commencing on October 1, 2002.

The Nex-Link Merger has been accounted for under the purchase method of accounting. Accordingly, the excess cost over fair value of net assets acquired of approximately $3,993,000 has been recorded on the December 28, 2002 balance sheet. The Company is in the process of obtaining third-party valuations of certain intangible assets and expects the valuations to be completed by fiscal year-end. Thus, the allocation of the purchase price is subject to refinement.

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

                                                                             Quarter Ended          Nine Months Ended
                                                                              December 29,              December 29,
                                                                                  2001                      2001
                                                                             -------------          -----------------
(In thousands, except per share data)

Total revenue                                                                $  13,301,000            $  31,166,000

Income before extraordinary items, accounting change and taxes                   2,091,000                3,476,000

Net income                                                                       1,974,000                3,021,000

Earnings per share
             Basic                                                                    0.03                     0.05
             Diluted                                                                  0.03                     0.04

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

3. INVENTORY

Inventory consists of the following:

                                                                               December 28,            March 30,
                                                                                   2002                  2002
                                                                               ------------           ----------
Raw material                                                                     $1,382,000           $1,703,000

Work in process                                                                     704,000              718,000

Finished goods                                                                      474,000              505,000
                                                                                 ----------           ----------
                                                                                  2,560,000            2,926,000

Inventory reserves                                                                 (175,000)            (100,000)
                                                                                 ----------           ----------

Net inventory                                                                    $2,385,000           $2,826,000
                                                                                 ==========           ==========

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                           December 28,            March 30,
                                                                               2002                  2002
                                                                           ------------           ----------
Accrued compensation and commissions                                       $ 1,101,000           $ 789,000

Accrued rent                                                                    22,000              22,000

Accrued real estate taxes                                                       15,000              43,000

Warranty reserve                                                               226,000             226,000

Accrued professional fees                                                       10,000              64,000

Accrued contracted services                                                    469,000             202,000

Accrued income taxes                                                           104,000             135,000

Accrued interest                                                               134,000              44,000

Accrued tax penalties and interest                                             240,000             240,000

Other                                                                          270,000              47,000
                                                                           -----------         -----------
                                                                           $ 2,591,000         $ 1,812,000
                                                                           ===========         ===========


5. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Javad Hassan is the Chairman of the board of directors ("Chairman") of the Company and has ownership interest in several other companies in the United States, India and other parts of the world. Among these companies is the NeST group of companies ("NeST"), including NeST Technologies, Inc. and NeSTronix, Inc., which are U.S.-based technology service entities that provide engineering development services and turn-key manufacturing services primarily through the use of technology resources of staff and electronic manufacturing operations located in India and controlled by the Chairman's brother, Mr. N. Jehangir. NeST provides a substantial portion of the Company's engineering and manufacturing requirements.

Mr. Hassan, the NeST companies and their respective affiliates collectively control the voting of 23,254,171 shares of the Company's Common Stock. Under the terms of an agreement with NeST (the "NeST Development Agreement"), the Company has the option to pay for development services performed by NeST either in cash or by the issuance of warrants to purchase AM Common Stock. During fiscal 1999, the Company elected to issue NeST warrants to purchase 4,234,018 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $670,000 of NeST development services for the period from November 1998 through April 3, 1999. The Company also issued warrants to purchase 3,628,316 shares of the Company's Common Stock, at an exercise price of $0.01 per share, in lieu of payment of $1,157,197 of NeST development services for the period from April 4, 1999 through January 1, 2000. Since January 2, 2000, the Company has paid cash for NeST development services. As a result of improved operations, the Company expects to pay ongoing NeST development expenses in cash, but continues to have the option to issue warrants up to a limit of ten million total shares under the NeST Development Agreement, including the 7,862,334 shares already issued. During the third quarter and first nine months of fiscal 2003, the Company incurred expenses of $855,000 and $2,578,000 respectively, under the NeST Development Agreement. For the comparable periods in fiscal 2002, the Company incurred expenses of $588,000 and $1,827,000 respectively. The Company has negotiated favorable rates with NeST for services performed by both the India-based and U.S.-based employees of NeST. The Company may not be able to obtain the same negotiated rates from outside third parties.

Pursuant to a Manufacturing Services Agreement between NeSTronix, Inc. and the Company (the "Manufacturing Agreement"), NeSTronix agreed to manufacture the Company's products on a turn-key basis commencing on January 2, 2000. The initial term of this Manufacturing Agreement ended on January 2, 2003 and the Manufacturing Agreement is automatically renewable for an additional 18-month period unless either party gives written notice to the contrary to the other party at least six months prior to the end of the then current term. The Manufacturing Agreement is also terminable by either party upon 60 days prior written notice upon the default of the other party or the bankruptcy or liquidation of the other party. As of the filing date of this Quarterly Report, neither party has exercised its option to terminate the Manufacturing Agreement. Nothing in the Manufacturing Agreement precludes the Company from resuming manufacturing itself or transferring manufacturing rights to a third party. The Company retains title to and ownership of all equipment, inventory and intellectual property rights utilized in connection with the manufacture of its products. The Company and NeSTronix jointly agree upon a "bill of materials" price for each product manufactured pursuant to the Manufacturing Agreement. The Company pays to NeSTronix for each product manufactured pursuant to the Manufacturing Agreement, an amount equal to the actual cost of all materials utilized to manufacture the product, plus 0.5 times the agreed upon "bill of materials" price for the product. During the third quarter and first nine months of fiscal 2003, the Company incurred expenses of $777,000 and $2,193,000, respectively, for services provided pursuant to the Manufacturing Agreement. For the comparable periods in fiscal 2002, the Company incurred expenses of $907,000 and $2,167,000, respectively.

During the third quarter and first nine months of fiscal 2003, the Company incurred expenses of $6,000 and $51,000, respectively, for legal services provided by the general counsel of NeST Technologies, Inc. on behalf of the Company. No such expenses were incurred in the comparable periods in fiscal 2002.

During the third quarter and first nine months of fiscal 2003, the Company incurred expenses of $312,000 and $632,000, respectively, for management information system development costs provided by NeST Technologies, Inc. For the quarter and nine months ended December 29, 2001, the Company incurred $19,000 in such expenses.

During the third quarter and first nine months of fiscal 2003, the Company incurred expenses of $21,000 and $68,000, respectively, for sales, marketing and technical support costs provided by NeST Europe Ltd., an affiliate of NeST Technologies, Inc. For the quarter and nine months ended December 29, 2001, the Company incurred $30,000 in such expenses.

The Company provides certain administrative and support services and office space to NeST, NeSTronix and several other entities associated with Mr. Hassan's non-AM business ventures. During the third quarter and first nine months of fiscal 2003, the Company charged fees totaling $88,000 and $233,000, respectively, for such services. For the comparable periods in fiscal 2002, the Company charged fees totaling $200,000 and $704,000, respectively, for such services.


6. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominators of the basic and diluted EPS computations:

                                                     Quarter Ended                                  Nine Months Ended
                                          December 28,            December 29,             December 28,            December 29,
                                              2002                    2001                     2002                    2001
                                             ------                  ------                   ------                  ------
Net income (loss)                        $ (1,754,000)             $ 1,592,000             $(1,874,000)             $ 1,753,000
                                         ============              ===========             ===========              ===========

Basic shares                               63,419,000               52,275,000              61,018,000               46,356,000

Convertible preferred stock                 5,185,000                3,892,000               5,185,000                3,060,000

Diluted options and warrants                3,383,000                5,522,000               4,187,000                4,956,000
                                         ------------              -----------             -----------              -----------

Diluted shares                             71,987,000               61,689,000              70,390,000               54,372,000

Shares used in computation of net
   income (loss) per share:
      Basic                                63,419,000               52,275,000              61,018,000               46,356,000
      Diluted                              63,419,000               61,689,000              61,018,000               54,372,000

Net income (loss) per common share:
      Basic                                      (.03)                     .03                    (.03)                     .04
      Diluted                                    (.03)                     .03                    (.03)                     .03

The calculation of net loss per share-diluted for the quarter ended December 28, 2002 and for the nine months ended December 28, 2002 does not reflect the potential dilution that could occur if stock options and warrants were exercised and preferred stock converted since the effect would be anti-dilutive.


7. SUPPLEMENTAL CASH FLOW AND COMPREHENSIVE INCOME

Supplemental cash flow and comprehensive income is as follows:

                                                                              Nine Months Ended
                                                                        -------------------------------
                                                                         December 28,      December 29,
                                                                             2002              2001
                                                                         ------------      ------------
Cash paid during the period for:

Interest                                                                 $   381,000       $   148,000
                                                                         ===========       ===========
Income taxes                                                             $    31,000       $         -
                                                                         ===========       ===========

Non-cash investing activities:

Common stock issued for businesses acquired                              $ 1,995,000       $ 2,700,000
                                                                         ===========       ===========
Assumed debt of acquired business                                        $         -       $ 1,428,000
                                                                         ===========       ===========
Assumed debt of acquired business converted
     to subordinated notes                                               $   300,000       $         -
                                                                         ===========       ===========
Conversion of preferred stock to common                                  $         -       $ 1,983,000
                                                                         ===========       ===========

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

         Summarized financial information related to the Company's business segments for the quarters and six months ended December 28, 2002 and December 29, 2001 are shown below:

                                                       Products         Services      Consolidated
                                                      -----------     ------------    ------------
Quarter Ended December 28, 2002
-------------------------------

              Net sales                               $ 5,214,000     $ 11,345,000     $16,559,000

              Interest income                                   -                -               -

              Interest expense                             56,000          137,000         193,000

              Depreciation and amortization               110,000          142,000         252,000

              Income tax expense                                -                -               -

              Capital expenditures                         79,000           89,000         168,000

              Operating income (loss)                     439,000      (2,008,000)     (1,569,000)

              Total assets                              9,987,000       23,315,000      33,302,000

Quarter Ended December 29, 2001
-------------------------------

              Net sales                               $ 5,718,000      $ 5,725,000     $11,443,000

              Interest income                                   -                -               -

              Interest expense                             65,000           58,000         123,000

              Depreciation and amortization                38,000           57,000          95,000

              Income tax expense                          349,000        (232,000)         117,000

              Capital expenditures                         33,000          174,000         207,000

              Operating income (loss)                   1,072,000          745,000       1,817,000

              Total assets                              7,547,000       10,955,000      18,502,000

                                                       Products         Services      Consolidated
                                                      -----------     ------------    ------------
Nine Months Ended December 28, 2002
-----------------------------------

              Net sales                              $ 14,718,000     $ 25,551,000     $40,269,000

              Interest income                               1,000            1,000           2,000

              Interest expense                            224,000          247,000         471,000

              Depreciation and amortization               302,000          485,000         787,000

              Income tax expense                                -                -               -

              Capital expenditures                      3,034,000          536,000       3,570,000

              Operating income (loss)                   1,107,000      (2,551,000)     (1,444,000)

              Total assets                              9,987,000       23,315,000      33,302,000

Nine Months Ended December 29, 2001
-----------------------------------

              Net sales                              $ 13,551,000      $ 5,993,000     $19,544,000

              Interest income                               1,000                -           1,000

              Interest expense                            138,000           58,000         196,000

              Depreciation and amortization               112,000           60,000         172,000

              Income tax expense                          358,000        (232,000)         126,000

              Capital expenditures                         62,000          183,000         245,000

              Operating income (loss)                   1,663,000          397,000       2,060,000

              Total assets                              7,547,000       10,955,000      18,502,000

9. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002. Management expects to adopt SFAS 143 on March 30, 2003, and is currently determining the impact of the adoption.

In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Management is currently evaluating the effects of FIN 45; however, it does not expect that the adoption of FIN 45 will have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

10.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

The provision for income taxes consists of the following:

                                                                 Nine Months Ended
                                                           -----------------------------
                                                           December 28,     December 29,
                                                               2002             2001
                                                           ------------     ------------
            Current income taxes                            $        -        $  126,000

            Deferred income taxes                             (757,000)          626,000

            Change in valuation allowance                      757,000          (626,000)
                                                            ----------        ----------
            Net                                             $        -        $  126,000
                                                            ==========        ==========

A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual provision for income taxes follows:

                                                                 Nine Months Ended
                                                           -----------------------------
                                                           December 28,     December 29,
                                                               2002             2001
                                                           ------------     ------------
            Federal income tax provision at statutory rate  $ (637,000)       $  639,000

            State income taxes, net of federal benefit        (124,000)          124,000

            Research and development credits                         -           (15,000)

            Permanent differences                                4,000             4,000

            Change in valuation allowance                      757,000          (626,000)

            Other                                                    -                 -
                                                            ----------        ----------
            Income tax provision                            $        -        $  126,000
                                                            ==========        ==========

The components of the net deferred tax asset as of December 28, 2002 and March 30, 2002 are as follows:

                                                            December 28,        March 30,
                                                                2002              2002
                                                            ------------      ------------
            Inventory                                        $  355,000        $  296,000

            Accrued expenses and reserves                       546,000           403,000

            Depreciation and amortization                       (87,000)          (87,000)

            Net operating loss carryforwards                  7,693,000         7,138,000

            Tax credit carryforwards                            743,000           743,000

            Valuation allowance                              (9,250,000)       (8,493,000)
                                                             ----------        ----------
            Net deferred tax assets                          $        -        $        -
                                                             ==========        ==========

The Company has total net operating loss carryforwards available to offset future taxable income of approximately $22.6 million expiring at various times from 2003 to 2022. Due to certain statutory limitations under the Internal Revenue Code, a portion of such carryforwards may expire unutilized.

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

11. CREDIT FACILITY

On August 14, 2002, the Company entered into a $10,700,000 asset-based credit facility with LaSalle Business Credit, Inc. (the "Bank"), as agent for Standard Federal Bank National Association, collateralized by all assets of the Company. The credit facility consists of the following:

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

         3.       Term Loans

                  a) A $500,000 discretionary machinery and equipment acquisition line. Advances are limited to 80% of the net invoice cost, cannot be less than $100,000 and will be permitted only during the first two years following the closing date;

                  b) A $2,200,000, three-year term loan with a balloon payment payable upon the earlier to occur of the termination of the credit facility or the expiration of the initial contract term; (these two term loans bear interest, at the Company's option, at either (i) the Bank's prime rate as in effect from time to time plus 0.75% or (ii) the LIBOR rate plus 3%); and

                  c) Up to a $500,000 two-year term loan, with an annual excess cash flow recapture provision of 50%. The interest rate for this loan is the Bank's prime rate as in effect from time to time plus 2%.

The proceeds of these credit facilities were used by the Company to refinance all of its existing bank debt and for working capital needs associated with the Company's growth.

The Company failed to comply with certain financial covenants made by the Company under the Loan Agreement. Specifically, the Company failed to comply with (i) the covenant requiring that the Company's fixed charge coverage ratio be not less than 0.75:1.00 for the three month period ended September 28, 2002,
(ii) the covenant that the aggregate cost of all fixed capital assets purchased during the fiscal year ended March 31, 2003 would not exceed $615,000 (excluding capital expenditures made prior to the date of the Loan Agreement which relate to the Company's headquarters facility); (iii) the covenant requiring that the Company's leverage ratio not exceed 3.00:1.00 for the nine month period ended December 28, 2002; and (iv) the covenant requiring that the Company's fixed charge coverage ratio be not less than 1.10:1.00 for the nine month period ended December 28, 2002. The Company's failure to comply with each of these financial covenants constituted individual events of default under the terms of the Loan Agreement. On December 13, 2002, the Bank and the Company entered into a Forbearance Agreement under which the Bank agreed, subject to certain conditions, to forbear for a period of sixty (60) days from exercising its rights and remedies with respect to the events of default that had occurred as of the date of the Forbearance Agreement. The Forbearance Agreement also modified the Loan Agreement to temporarily increase the maximum revolving loan limit to $8,500,000, to increase the applicable interest rate payable on the outstanding principal balance of each credit facility by 0.50%, to suspend the availability of the LIBOR interest rate option for each credit facility, to suspend the ability of the Company to obtain advances under the equipment loan facility, and to suspend the Company's ability to make any payments on any subordinated debt. The Company was also required to obtain additional subordinated debt financing in the amount of at least $3,500,000, but not greater than $4,500,000, on or before January 31, 2003. On February 13, 2003, the Bank agreed, pursuant to the terms of an amendment to the Forbearance Agreement, not to exercise its rights and remedies with respect to events of default pertaining to the four financial covenants listed above until March 3, 2003. Pursuant to the terms of an agreement dated February 14, 2003, the Bank has agreed to waive the Company's compliance with the four financial covenants listed above. The Company and the Bank are currently in the process of determining the amended financial covenants which will be in effect for the periods ending on or after December 29, 2002.

Should the Company have another event of default under the Loan Agreement or the Forbearance Agreement, the entire amount of the outstanding loans extended by the Bank to the Company will become immediately callable as a consequence of such default. Based on the terms of the Forbearance Agreement and the status of the current negotiations between the Company and the Bank concerning the terms of the additional financing required to be obtained by the Company pursuant to the terms of the Forbearance Agreement, management of the Company believes that the LaSalle credit facilities will continue to be available to the Company. However, the continued availability of such credit facilities to the Company through the remaining scheduled term of such facilities will be dependent upon the Company's ability in the future to comply with all of the terms of the Loan Agreement and any other agreements related to such credit facilities.

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

During fiscal 2002, the Broadband Services Unit embarked on an aggressive growth strategy with the following actions:

         a) On October 1, 2001, with the acquisition of SRS Communications Corporation and EDJ Communications, Inc., AMBS entered into the subscriber fulfillment services business.

         b) In January 2002, AMBS formed its design and engineering services division in order to provide specialized engineering services to the cable television and telecommunications industries.

         c) In January 2002, AMBS formed AMC Services, Inc. in order to provide construction services to the cable television and broadband communications industries.

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

Revenue Recognition

The Company's Broadband Products segment derives its revenues principally from sales of its products to the cable television industry. Revenue is recognized when the product is shipped to customers. The Company's software revenue is recognized in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2 and related amendments. As is customary in the industry, the Company's sales are made pursuant to individual purchase orders and are recognized upon the shipment of the product. Each component of the Company's products is sold separately and the cost of each component is listed separately in the purchase documentation. Revenue from custom development efforts is recognized as contractual milestones are achieved.

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

Results of Operations

                                                  Quarter Ended                        Nine Months Ended
                                          -------------------------------       -------------------------------
                                          December 28,       December 29,       December 28,      December 29,
                                             2002               2001               2002              2001
                                          ------------       ------------       ------------      -------------
Revenues                                     100.0%            100.0%             100.0%            100.0%

Cost of Sales                                 75.2              61.0               68.7              55.7
Selling, General and Administrative           28.8              14.7               27.6              19.1
Research and Development                       5.5               8.4                7.3              14.7
                                             -----             -----              -----             -----

Operating Income (Loss)                       (9.5)             15.9               (3.6)             10.5
Other Expense                                  1.1               1.0                1.1               0.9
                                             -----             -----              -----             -----

Income (Loss) Before Income Taxes            (10.6)             14.9               (4.7)              9.6
Income Taxes                                   0.0               1.0                0.0               0.6
                                             -----             -----              -----             -----

Net Income (Loss)                            (10.6)%            13.9%              (4.7)%             9.0%
                                             =====             =====              =====             =====


Revenues

Total revenues were $16.6 million and $40.3 million for the third quarter and first nine months of fiscal 2003, respectively, compared to $11.4 million and $19.5 million for the comparable periods in fiscal 2002. The increase in revenues in fiscal 2003 from fiscal 2002 is primarily due to growth in the Company's Broadband Services Unit. A major portion of this growth is attributable to the acquisition of SRS Communications Corp./EDJ Communications, Inc. (SRS/EDJ) and Nex-Link Communication Project Services, LLC (Nex-Link). The SRS/EDJ acquisition was effective October 1, 2001. SRS/EDJ generated $13.1 million in revenue for the nine months ended December 28, 2002, compared to $5.0 million in revenue for the comparable period in fiscal 2002 when it had been a part of the Company for only one fiscal quarter. Nex-Link generated $1.8 million and $3.4 million in revenue in the third quarter and first nine months of fiscal 2003, respectively. The Nex-Link acquisition was effective July 1, 2002. Additionally, the Broadband Services Unit's new offering of construction services generated $3.7 million and $6.0 million of revenue during the third quarter and first nine months of fiscal 2003, respectively. The remaining increase in revenues for the nine month period in fiscal 2003 is due to the Company's Broadband Products Unit expanding its direct global sales and marketing efforts, and sales made pursuant to its multi-year agreement with Charter Communications.

The Company's Broadband Products Unit maintains key strategic OEM (original equipment manufacturer) relationships with Motorola, C-Cor, Scientific-Atlanta and others, which purchase the Company's products under private label relationships and re-sell them primarily to their international customers. The Broadband Products Unit's revenue from OEMs and foreign distributors was 11% and 10% of its revenue for the third quarter and first nine months of fiscal 2003, respectively, compared to 15% and 32% for the comparable periods in fiscal 2002. A greater portion of the Product Unit's revenue is coming from MSOs (multiple system operators) and other direct end-user customers as a result of its expanded direct global sales and marketing efforts and its multi-year agreement with Charter Communications.

The Company's Broadband Services Unit primarily generates its revenue through the sale of fulfillment, engineering and construction services to MSOs.

Three MSO customers contributed more than 10% of the Company's total revenues in the third quarter of fiscal 2003 - 34%, 29% and 18%, respectively. For the first nine months of fiscal 2003, the same three MSO customers contributed more than 10% of total revenues - 34%, 32% and 14%, respectively. In fiscal 2002, the same three MSO customers contributed more than 10% of the Company's total revenues - 17%, 46% and 22%, respectively, in the third quarter and 10%, 40% and 14%, respectively for the first nine months.

Sales to foreign customers represented less than 5% of total revenues for the third quarter and first nine months of both fiscal 2003 and fiscal 2002.

As the purchase of the Company's products and services is generally associated with a customer's capital upgrade, expansion or marketing programs, contribution levels of individual customers can be subject to wide fluctuations from year to year.

Software revenues totaled $431,000 and $1,173,000 in the third quarter and first nine months of fiscal 2003, respectively, compared to $694,000 and $1,382,000 in the comparable periods of fiscal 2002. All software development costs are charged to research and development when incurred.

Development revenues were $37,000 and $39,000 in the third quarter and first nine months of fiscal 2003, respectively, compared to $60,000 and $143,000 in the third quarter and first nine months of fiscal 2002, respectively. Development revenues primarily relate to OEM development efforts, which are recognized when defined milestones are reached, the timing of which may be different from when the related development expenses were incurred.

Backlog for the Company's Broadband Products Unit was $1.6 million as of December 28, 2002, compared to $3.7 million as of December 29, 2001. The backlog remained at $1.6 million as of February 10, 2003. The Company's Broadband Services Unit has multi-year master contracts with MSO(s) that currently generate in excess of $650,000 per week in billings.

Cost of Sales

Cost of sales includes all manufacturing costs of the Company's Broadband Products Unit's hardware products and the job costs of the Company's Broadband Services Unit's services. Total cost of sales represented 75.2% and 68.7% of total revenues in the third quarter and first nine months of fiscal 2003, respectively, compared to 61.0% and 55.7% in the comparable periods of fiscal 2002. The increase in total cost of sales as a percentage of total revenues in the fiscal 2003 is due to a much larger percentage of the Company's total revenues coming from the Broadband Services Unit. These revenues carry a lower gross margin.

Gross margin for the Broadband Products Unit was 55.1% and 56.0% for the third quarter and first nine months of fiscal 2003, respectively, compared to 53.7% and 53.5% in the comparable periods of fiscal 2002. The Broadband Products Unit's gross margin is generally dependent on customer mix and product mix.

Gross margin for the Broadband Services Unit was 10.9% and 17.1% for the third quarter and first nine months of fiscal 2003, respectively, compared to 24.4% and 23.5% for the third quarter and first nine months of fiscal 2002, respectively. The Broadband Services Unit's gross margin is dependent upon the mix of fulfillment, engineering and construction services. Although the Broadband Services Unit experienced explosive growth in fiscal 2003, certain of its contracts were either not profitable or marginally profitable. The Company has completed a review of all contracts and has terminated or plans to terminate certain contracts to focus resources on more profitable opportunities.

Selling, General and Administrative

Selling, general and administrative expenses were $4.8 million and $11.1 million in the third quarter and first nine months of fiscal 2003, respectively, compared to $1.7 million and $3.7 million in the comparable periods of fiscal 2002. Selling expenses increased from fiscal 2002 as the result of the Company's Broadband Products Unit expanding its direct global sales and marketing efforts. These expanded efforts included the addition of international sales consultants/salesmen, product marketing managers for hardware and software, a sales and marketing executive, and additional advertising and promotion efforts. Additionally, selling expenses increased due to higher sales commissions associated with a greater percentage of revenues coming from MSO(s) and other direct-end user customers.

General and administrative costs increased to support the Company's new Broadband Services Unit and its increased business levels, including the acquisition of SRS Communications Corporation/EDJ Communications, Inc. In fiscal 2003, the Company rapidly put in place additional personnel and infrastructure that it believed was necessary to support the explosive growth in sales. The Company is in the process of evaluating this infrastructure with the goals of increased operating efficiencies and reduced costs. Selling, general and administrative expenses are expected to decline during the remainder of fiscal 2003.

Included in general and administrative costs in the first nine months of fiscal 2003, is a $325,000 charge related to the Company's outstanding receivables from Adelphia Communications Corporation, which filed for bankruptcy protection in June 2002. In the third quarter and first nine months of fiscal 2003, the Company also incurred $61,000 and $262,000 in start-up expenses related to the Broadband Services Unit's plan to offer training services. Additionally, the Company incurred $300,000 and $612,000 of costs in developing management information systems to support its growing Broadband Services Unit during the third quarter and first nine months of fiscal 2003, respectively. During fiscal 2003, the Company also incurred significant increases in costs for liability, auto and workers compensation insurance.

Research and Development

Research and development expense were $901,000 and $2.9 million in the third quarter and first nine months of fiscal 2003, respectively, compared to $961,000 and $2.9 million in the comparable periods of fiscal 2002. The Company continues to spend a significant amount on research and development during in fiscal 2003, including expenditures related to its major development efforts to upgrade and expand its software and hardware products. The Company expects research and development spending to increase in response to increased customer demand for more advanced systems and software, but anticipates that such expenses will decline as a percentage of revenue.

Operating Income (Loss)

The Company had operating losses of $1.6 million and $1.4 million in the third quarter and first nine months of fiscal 2003, respectively, compared to operating income of $1.8 million and $2.1 million in the third quarter and first nine months of fiscal 2002, respectively. Despite the significant increase in revenues in fiscal 2003, the Company generated operating losses. This is primarily due to the low gross margins generated by the Company's Broadband Services Unit and the significant increase in selling, general and administrative expenses.

Interest and Other Expense

The Company had interest and other expense of $185,000 and $430,000 in the third quarter and first nine months of fiscal 2003, respectively, compared to $108,000 and $181,000 in the comparable periods of fiscal 2002. In both fiscal 2003 and 2002 this consists primarily of interest expense on the Company's debt obligations. The increase in fiscal 2003 is due to the additional interest expense associated with the Company's larger bank line of credit facility, the mortgage on the Company's corporate headquarters and the subordinated notes issued in connection with Company's acquisitions.

Income Taxes

Due to the significant net operating loss carry-forward, the Company pays minimal income taxes, which include federal income taxes and state taxes in those states where the Company does not have net operating loss carry-forwards.

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

Summarized financial information related to the Company's business segments for the quarters and nine months ended December 28, 2002 and December 29, 2001 are shown below:

                                                      Products             Services           Consolidated
                                                      --------             --------           ------------
            Quarter Ended December 28, 2002
            -------------------------------

                   Net sales                         $ 5,214,000          $11,345,000          $16,559,000
                   Interest income                             -                    -                    -
                   Interest expense                       56,000              137,000              193,000
                   Depreciation and amortization         110,000              142,000              252,000
                   Income tax expense                          -                    -                    -
                   Capital expenditures                   79,000               89,000              168,000
                   Operating income (loss)               439,000           (2,008,000)          (1,569,000)

                   Total assets                        9,987,000           23,315,000           33,302,000

            Quarter Ended December 29, 2001
            -------------------------------

                   Net sales                         $ 5,718,000          $ 5,725,000          $11,443,000
                   Interest income                             -                    -                    -
                   Interest expense                       65,000               58,000              123,000
                   Depreciation and amortization          38,000               57,000               95,000
                   Income tax expense                    349,000             (232,000)             117,000
                   Capital expenditures                   33,000              174,000              207,000
                   Operating income (loss)             1,072,000              745,000            1,817,000

                   Total assets                        7,547,000           10,955,000           18,502,000

            Nine Months Ended December 28, 2002
            -----------------------------------

                   Net sales                         $14,718,000          $25,551,000          $40,269,000
                   Interest income                         1,000                1,000                2,000
                   Interest expense                      224,000              247,000              471,000
                   Depreciation and amortization         302,000              485,000              787,000
                   Income tax expense                          -                    -                    -
                   Capital expenditures                3,034,000              536,000            3,570,000
                   Operating income (loss)             1,107,000           (2,551,000)          (1,444,000)

                   Total assets                        9,987,000           23,315,000           33,302,000

            Nine Months Ended December 29, 2001
            -----------------------------------

                   Net sales                         $13,551,000          $ 5,993,000          $19,544,000
                   Interest income                         1,000                    -                1,000
                   Interest expense                      138,000               58,000              196,000
                   Depreciation and amortization         112,000               60,000              172,000
                   Income tax expense                    358,000             (232,000)             126,000
                   Capital expenditures                   62,000              183,000              245,000
                   Operating income (loss)             1,663,000              397,000            2,060,000

                   Total assets                        7,547,000           10,955,000           18,502,000

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


Liquidity and Capital Resources

In the first nine months of fiscal 2003, the Company consumed net cash of $164,000 compared to consuming net cash of $139,000 in the first nine months of fiscal 2002.

Net cash consumed by operating activities was $3,352,000 in the first nine months of fiscal 2003 versus net cash generated of $470,000 in the first nine months of fiscal 2002. The cash consumed in fiscal 2003 was primarily due to an increase in accounts receivable ($7.3 million) which was partially offset by increases in accounts payable ($2.3 million) and in due to affiliates ($2.1 million). The increase in accounts receivable is due to the rapid growth of the Company's Broadband Services Unit and to the timing of sales and collections in the third quarter of fiscal 2003. During the third quarter of fiscal 2003, one of the Company's major customers held payments until the end of the calendar year. These amounts were not received by the Company until the new fiscal quarter. The increase in due to affiliates represents amounts due to NeST Technologies, Inc. and NeSTronix, Inc. for contracted manufacturing and engineering services.

Net cash used in investing activities was $4,868,000 in the first nine months of fiscal 2003 versus $1,353,000 in the first nine months of fiscal 2002. This is primarily due to an increase in capital expenditures in the first nine months of fiscal 2003 which included $2.6 million associated with the purchase of the Company's corporate headquarters and $163,000 for the purchase of a new trade show exhibit. In fiscal 2003, the Company also expended net cash of $998,000 for the acquisition of Nex-Link Communication Project Services, LLC and $300,000 for notes receivable from officers.

Cash flow from financing activities was $8,056,000 in the first nine months of fiscal 2003 versus $744,000 in the first nine months of fiscal 2002. The major sources of cash in the first nine months of fiscal 2003 were the Company's new bank line of credit and mortgage loan proceeds associated with the financing of the purchase of the Company's corporate headquarters.

On August 14, 2002, the Company entered into a $10,700,000 asset-based credit facility with LaSalle Business Credit, Inc. (the "Bank"), as agent for Standard Federal Bank National Association, collateralized by all assets of the Company. The credit facility consists of the following:


              1)  Revolving Credit Loan Facility

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

              2)  Letters of Credit

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

              3)  Term Loans

                  a) A $500,000 discretionary machinery and equipment acquisition line. Advances are limited to 80% of the net invoice cost, cannot be less than $100,000 and will be permitted only during the first two years following the closing date;

                  b) A $2,200,000, three-year term loan with a balloon payment payable upon the earlier to occur of the termination of the credit facility or the expiration of the initial contract term; (these two term loans bear interest, at the Company's option, at either (i) the Bank's prime rate as in effect from time to time plus 0.75% or (ii) the LIBOR rate plus 3%); and

                  c) Up to a $500,000 two year term loan, with an annual excess cash flow recapture provision of 50%. The interest rate for this loan is the Bank's prime rate as in effect from time to time plus 2%.

The proceeds of these credit facilities were used by the Company to refinance all of its existing bank debt with Comerica Bank and for working capital needs associated with the Company's growth. As of December 28, 2002, the outstanding balance under the revolving credit facility was $8,500,000. The outstanding balances on the cash flow term loan and the equipment line were $417,000 and $97,000, respectively.

The Company has failed to comply with certain financial covenants made by the Company under the Loan Agreement. Specifically, the Company failed to comply with (i) the covenant requiring that the Company's fixed charge coverage ratio be not less than 0.75:1.00 for the three month period ended September 28, 2002,
(ii) the covenant that the aggregate cost of all fixed capital assets purchased during the fiscal year ended March 31, 2003 would not exceed $615,000 (excluding capital expenditures made prior to the date of the Loan Agreement which relate to the Company's headquarters facility); (iii) the covenant requiring that the Company's leverage ratio not exceed 3.00:1.00 for the nine month period ended December 28, 2002; and (iv) the covenant requiring that the Company's fixed charge coverage ratio be not less than 1.10:1.00 for the nine month period ended December 28, 2002. The Company's failure to comply with each of these financial covenants constituted individual events of default under the terms of the Loan Agreement. On December 13, 2002, the Bank and the Company entered into a Forbearance Agreement under which the Bank agreed, subject to certain conditions, to forbear for a period of sixty (60) days from exercising its rights and remedies with respect to the events of default that had occurred as of the date of the Forbearance Agreement. The Forbearance Agreement also modified the Loan Agreement by temporarily increasing the maximum revolving loan limit to $8,500,000 during this period, increasing the applicable interest rate payable on the outstanding principal balance of each credit facility by 0.50%, suspending the availability of the LIBOR interest rate option for each credit facility, suspending the ability of the Company to obtain advances under the equipment loan facility, and suspending the Company's ability to make any payments on any subordinated debt. Under the terms of the Forbearance Agreement, the Company was also required to obtain additional subordinated debt financing of at least $3,500,000, but not greater than $4,500,000, on or before January 31, 2003. On February 13, 2003, the Bank agreed, pursuant to the terms of an amendment to the Forbearance Agreement, not to exercise its rights and remedies with respect to events of default pertaining to the four financial covenants listed above until March 3, 2003. Pursuant to the terms of an agreement dated February 14, 2003, the Bank has agreed to waive the Company's compliance with the four financial covenants listed above. The Bank and the Company are currently in the process of determining the amended financial covenants which will be in effect for the periods ending on or after December 29, 2002.

Should the Company have any other event of default under the Loan Agreement or the Forbearance Agreement, the entire amount of the outstanding loans extended by the Bank to the Company will become immediately callable as a consequence of such default. Based on the terms of the Forbearance Agreement and the status of the current negotiations between the Company and the Bank concerning the terms of the additional financing required to be obtained by the Company pursuant to the terms of the Forbearance Agreement, management of the Company believes that the Bank credit facilities will continue to be available to the Company. However, the continued availability of such credit facilities to the Company through the remaining scheduled term of such facilities will be dependent upon the Company's ability in the future to comply with all of the terms of the Loan Agreement and any other agreements related to such credit facilities.

The Company, the Bank and Chatham Investments LLC ("Chatham") have executed a conditional commitment letter under which the Company's maximum revolving loan limit under the Loan Agreement would be further increased to $12,500,000, and the Bank and Chatham would make available to the Company additional term loans totaling up to $4,500,000 in order to provide additional working capital to the Company. While the terms of these proposed additional credit facilities have yet to be finalized by the parties, it is anticipated that the interest rates applicable to the additional credit facilities would be substantially higher than the rates which the Company is currently being charged under the existing Bank facilities, that the Company would be charged significant fees by the Bank and/or Chatham for making such mezzanine financing available to the Company, and that, as additional compensation for their increased risk, the Bank and/or Chatham would receive some form of equity "kicker" (such as warrants to purchase shares of the Company's common stock). It is anticipated that the proposed transactions between the Company, the Bank and Chatham, if consummated, will close in early March 2003.

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

During fiscal 1999, the Company received a $150,000 technology improvement fund loan from the Ben Franklin Technology Center of Southeastern Pennsylvania. The loan was for the initial phase development of the Company's Omni2000 software package. The loan principal is payable in quarterly installments of $7,500 over five years. Interest is payable quarterly, contingent on the commercial success of the product, in an amount equal to 3% of the product sales for the immediately preceding quarter, until a cumulative amount equal to 50% of the loan has been repaid. The outstanding loan balance as of December 28, 2002 was $38,000.

In June 1999, the Company entered into an agreement with its chairman, Javad K. Hassan, whereby Mr. Hassan will provide a $500,000 line of credit to the Company, with interest payable at 10%. Payment of all outstanding borrowings and interest is due by December 31, 2002. On November 1, 2002, the Company borrowed $250,000 under the line. This amount remains outstanding pending the Company obtaining additional bank financing.

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

Capital expenditures totaled $3,570,000 in the first nine months of fiscal 2003 compared to $245,000 in the first nine months of fiscal 2002. Capital expenditures include computer equipment, software, manufacturing assembly/test equipment, test lab equipment, office furniture/fixtures, vehicles, facility improvements and service technician equipment. In addition, in fiscal 2003, these expenditures also include $2.6 million associated with the purchase of the Company's corporate headquarters and $163,000 for the purchase of a new trade show exhibit. The increase in capital expenditures in fiscal 2003 is also due to the growth of the Company's Broadband Services Unit.

Due to the tremendous growth in the Company's operations and the operating losses sustained for the quarter and nine months ended December 28, 2002, the Company does not believe that cash from profitable operations, available credit facilities and the ability to pay for NeST development services in cash or warrants will provide sufficient liquidity to support its projected operations through the next fiscal year. Accordingly, management of the Company is currently evaluating potential sources of additional funding to finance the Company's projected cash needs, including without limitation additional sources of debt and/or equity financing. There can be no assurances, however, that additional equity offerings, additional banking arrangements or other sources of financing, if needed, will be available to the Company on acceptable terms, if at all.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is adjusted at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002. Management expects to adopt SFAS 143 on March 30, 2003, and is currently determining the impact of the adoption.

In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002, the provisions related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions are effective for financial statements issued on or after May 15, 2002; however, early application is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. Management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002; however, early application is encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Management is currently evaluating the effects of FIN 45; however, it does not expect that the adoption of FIN 45 will have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were also no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

                           PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Under a Loan and Security Agreement dated August 13, 2002 (the "Loan Agreement"), the Company obtained from LaSalle Business Credit, Inc. (the "Bank"), as agent for Standard Federal Bank National Association, a $10,700,000 asset-based credit facility collateralized by all assets of the Company. The Company failed to comply with certain financial covenants made by the Company under the Loan Agreement. Specifically, the Company failed to comply with (i) the covenant requiring that the Company's fixed charge coverage ratio be not less than 0.75:1.00 for the three month period ended September 28, 2002, (ii) the covenant that the aggregate cost of all fixed capital assets purchased during the fiscal year ended March 29, 2003 would not exceed $615,000 (excluding capital expenditures made prior to the date of the Loan Agreement which relate to the Company's headquarters facility); (iii) the covenant requiring that the Company's leverage ratio not exceed 3.00:1.00 for the nine month period ended December 28, 2002; and (iv) the covenant requiring that the Company's fixed charge coverage ratio be not less than 1.10:1.00 for the nine month period ended December 28, 2002. The Company's failure to comply with each of these financial covenants constituted individual events of default under the terms of the Loan Agreement. On December 13, 2002, the Bank and the Company entered into a Forbearance Agreement under which the Bank agreed, subject to certain conditions, to forbear for a period of sixty (60) days from exercising its rights and remedies with respect to the events of default that had occurred as of the date of the Forbearance Agreement. See "Management's Discussion and Analysis of Operations -- Liquidity and Capital Resources" for a more detailed description of the terms of the Forbearance Agreement. On February 13, 2003, the Bank agreed, pursuant to the terms of an amendment to the Forbearance Agreement, not to exercise its rights and remedies with respect to events of default pertaining to the four financial covenants listed above until March 3, 2003. Pursuant to the terms of an agreement dated February 14, 2003, the Bank has agreed to waive the Company's compliance with the four financial covenants listed above.

Item 4. Submission of Matters to a Vote of Securities Holders

         (a) The Company's Annual Meeting of Stockholders was held on November 15, 2002.

         (b) At such Annual Meeting, a proposal to amend the Company's Certificate of Incorporation and By-laws to eliminate the requirement to annually elect directors and to substitute, in its stead, a classified board of directors having three classes with staggered three-year terms was voted upon. The result of such voting were as follows:


                                    For              Against           Abstain
                                    ---              -------           -------
                                    35,159,382       711,310           199,613

         (c)      The following directors were elected at the Annual Meeting:

         Director                   For             Against            Abstain
         --------                   ---             -------            -------
         R. Barry Borden            48,344,974          400            267,764
         Jill D. Felix              48,333,707       11,667            267,764
         C. David Ferguson          48,332,307       13,067            267,764
         Javad K. Hassan            48,332,482       12,892            293,764
         Alvin Hoffman              48,345,374            0            267,764
         George L. Kotkiewicz       48,331,907       13,467            267,764
         Keith D. Schneck           48,345,374            0            379,229

         (d) At such Annual Meeting, a proposal to increase the aggregate number of shares of the Company's Common Stock authorized for issuance under the Company's 1999 Stock Option Plan from 15,000,000 to 25,000,000 shares was voted upon. The results of such voting were as follows:

                                    For              Against           Abstain
                                    ---              -------           -------
                                    35,153,920       1,336,745         25,030

         (e) At such Annual Meeting, a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued by the Company from 100,000,000 to 150,000,000 shares was voted upon. The results of such voting were as follows:

                                    For              Against           Abstain
                                    ---              -------           -------
                                    47,390,629       1,128,629         13,280

Item 5. Other Information.

On December 8, 2002, C. David Ferguson resigned his position on the Company's Board of Directors due to personal reasons. The Company has not yet filled the vacant seat on the Board, but it is expected that an appointment to fill the vacant Board seat will be made before the end of the current fiscal year.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

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

                  10.19    (10.19) Employment Agreement with Linda Johnson(9)

                  10.20    (10.20) Employment Agreement with Michael N.
                           Johnson(9)

                  10.21 Forbearance Agreement dated as of December 13, 2002 between the Company, its direct and indirect subsidiaries and LaSalle Business Credit, Inc., as agent for Standard Federal Bank National Association, as lender (filed herewith)

                  10.22 Letter Agreement dated as of February 13, 2003 amending Forbearance Agreement (filed herewith)

                  10.23 Letter Agreement dated as of February 14, 2003 waiving events of default under Forbearance Agreement (filed herewith)

                  21.      (21) Subsidiaries of the Company(10)

                  99.1     Certification of Chief Executive Officer Pursuant to
                           Section 1350 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                  99.2     Certification of Chief Financial Officer Pursuant to
                           Section 1350 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


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

(9) Incorporated by reference to the Exhibit number indicated in the Registrant's Report on Form 10-KSB for the fiscal year ended March 30, 2002

(10) Incorporated by reference to the Exhibit number indicated in Registrant's Report Form 10-QSB for the fiscal quarter ended September 28, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AM COMMUNICATIONS, INC.
                                (Registrant)


Date:    February 19, 2003      By: /s/ H. Charles Wilson, III
                                    --------------------------------------------
                                    H. Charles Wilson, III, Corporate Controller
                                    and Authorized Representative of the
                                    Registrant

            Certification of the Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002


I, Javad K. Hassan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AM Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 19, 2003


By:    /s/   Javad K. Hassan
       ------------------------------------
       Javad K. Hassan
       Chairman and Chief Executive Officer

                  Certification of the Chief Financial Officer
               (or equivalent thereof) Pursuant to Section 302 of
                         the Sarbanes-Oxley Act of 2002


I, H. Charles Wilson, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AM Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: February 19, 2003

By:    /s/   H. Charles Wilson, III
       ----------------------------
       H. Charles Wilson, III
       Corporate Controller